Form 10-K
period 2014-12-31
Rice Midstream Partners LP
filed 2015-03-13
CIK 1620928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______ to_______
Commission File Number: 001-36789
Rice Midstream Partners LP
(Exact name of registrant as specified in its charter)

Delaware	47-1557755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Woodcliff Drive Canonsburg, Pennsylvania	15317
(Address of principal executive offices)	(Zipcode)

Registrant’s telephone number, including area code: (724) 746-6720

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☑No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

As of June 30, 2014, the last business day of the registrant’s most recently completed second quarter, the registrant’s common units were not listed on a domestic exchange or over-the-counter market. The registrant’s common units began trading on the New York Stock Exchange on December 16, 2014.
At March 10, 2015, there were 57,507,246 units (consisting of 28,753,623 common units and 28,753,623 subordinated units) outstanding.

RICE MIDSTREAM PARTNERS LP
ANNUAL REPORT ON FORM 10-K

Emerging Growth Company Status
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the “JOBS Act.” For as long as we are an emerging growth company, unlike other public companies that are not emerging growth companies under the JOBS Act, we are not required to:

•
provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;

•
comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the “PCAOB,” requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•	comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the Securities and Exchange Commission, or the SEC, determines otherwise;

•	provide certain disclosure regarding executive compensation required of larger public companies; or

•	obtain unitholder approval of any golden parachute payments not previously approved.
We will cease to be an “emerging growth company” upon the earliest of:

•	the last day of the fiscal year in which we have $1.0 billion or more in annual revenues;

•
the date on which we become a “large accelerated filer” (the fiscal year-end on which the total market value of our common equity securities held by non-affiliates is $700 million or more as of June 30);

•	the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period; or

•	the last day of the fiscal year following the fifth anniversary of our initial public offering.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the “Securities Act,” for complying with new or revised accounting standards, but we have irrevocably opted out of the extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates in which adoption of such standards is required for other public companies.

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements.” All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	an inability of Rice Energy or our other customers to meet their drilling and development plans on a timely basis or at all;

•	business strategy;

•	realized natural gas, NGLs and oil prices;

•	competition and government regulations;

•	actions taken by third-party producers, operators, processors and transporters;

•	pending legal or environmental matters;

•	costs of conducting our gathering and compression operations;

•	general economic conditions;

•	credit markets;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our gathering and compression business. These risks include, but are not limited to, commodity price volatility; inflation; environmental risks; drilling and other operating risks; regulatory changes; the uncertainty inherent in projecting future throughput volumes, cash flow and access to capital; the timing of development expenditures; and the other risks described under “Item 1A. Risk Factors” in this Annual Report.
Should one or more of the risks or uncertainties described in this Annual Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
All forward-looking statements, expressed or implied, included in this Annual Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report.

Commonly Used Defined Terms
As used in the Annual Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•
“Rice Midstream Partners LP,” “the Partnership,” “we,” “our,” “us” or like terms refers to Rice Midstream Partners LP and its consolidated subsidiaries, and for periods prior to our initial public offering on December 22, 2014, refers to our Predecessor;

•	“Predecessor” when discussing periods:

•
prior to the formation of Rice Poseidon in July 2013, refers to the Pennsylvania natural gas gathering, compression and water distribution assets and operations held in various subsidiaries of Rice Energy;

•	subsequent to the formation of Rice Poseidon in July 2013 through January 29, 2014, refers to the natural gas gathering, compression and water distribution assets and operations of Rice Poseidon;

•
subsequent to January 29, 2014 through April 17, 2014, refers collectively to the natural gas gathering, compression and water distribution assets and operations of Rice Poseidon taken together with the Alpha Assets; and

•
subsequent to April 17, 2014 up to December 22, 2014, refers collectively to the natural gas gathering, compression and water distribution assets and operations of Rice Poseidon, the Alpha Assets and the Momentum Assets from their respective dates of acquisition.

•
“Alpha Assets” refers to the natural gas gathering and water distribution assets owned by Rice Energy’s Marcellus joint venture prior to the completion of Rice Energy’s initial public offering on January 29, 2014. Rice Energy purchased its joint venture partner’s remaining 50% interest in its Marcellus joint venture in connection with the completion of the Rice Energy initial public offering;

•	“Marcellus joint venture” refers collectively to Alpha Shale Resources, LP and its general partner, Alpha Shale Holdings, LLC;

•
“Momentum Assets” refers to North System, which is comprised of certain natural gas gathering and compression assets, rights-of-way and associated permits acquired by Rice Poseidon from a third party on April 17, 2014;

•	“our general partner” or “Midstream Management” refer to Rice Midstream Management LLC, a wholly-owned subsidiary of Rice Energy;

•
“Rice Energy” refers to Rice Energy Inc. and its consolidated subsidiaries, and for periods prior to Rice Energy’s initial public offering on January 29, 2014, refers to Rice Energy’s predecessor, Rice Drilling B LLC, and its consolidated subsidiaries;

•	“Rice Midstream Holdings” refers to Rice Midstream Holdings LLC, the owner of our general partner and a wholly-owned subsidiary of Rice Energy;

•	“Rice Poseidon” refers to Rice Poseidon Midstream LLC, a wholly-owned subsidiary of Rice Energy immediately prior to the completion of our initial public offering on December 22, 2014;

•	“our directors” or “our officers” refer to the directors and officers, respectively, of our general partner; and

•	“our employees” refer to the employees of Rice Energy seconded to us or performing services on our and our general partner’s behalf.
Information presented in this Annual Report gives effect to our initial public offering and the completion of the related reorganization in connection with our initial public offering completed in December 2014 which is described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Predecessor.” The historical financial statements contained in this Annual Report relate to periods prior to the completion of our initial public offering on December 22, 2014. Consequently, the audited consolidated financial statements and related discussion contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report pertain to our Predecessor, for periods prior to our initial public offering and to the Partnership for the period subsequent to our initial public offering.

PART I

Item 1. Business
Overview
We are a fee-based, growth-oriented limited partnership formed by Rice Energy (NYSE: RICE) to own, operate, develop and acquire midstream assets in the Appalachian Basin. Our assets consist of natural gas gathering and compression assets servicing high quality producers in the rapidly developing dry gas core of the Marcellus Shale in southwestern Pennsylvania. We provide our services under long-term, fixed-fee contracts, primarily to Rice Energy in one of its core operating areas. We believe that our strategically located assets, high quality customers and relationship with Rice Energy position us to become a leading midstream energy company in the Appalachian Basin.
We have secured dedications from Rice Energy under a 15 year, fixed-fee contract for gathering and compression services covering (i) approximately 65,000 gross acres of its acreage position as of December 31, 2014 in Washington and Greene Counties, Pennsylvania, and (ii) any future acreage it acquires within these counties, other than in select areas subject to pre-existing third-party dedications and subject to the terms of our gas gathering and compression agreement with Rice Energy. In addition, we have secured dedications from third-party customers under fixed-fee contracts for gathering and compression services in Washington County, Pennsylvania, with respect to approximately 21,000 of their existing gross acres, and any future acreage they may acquire within areas of mutual interest of approximately 66,000 acres. We refer to these areas of dedication and areas of mutual interest as our “dedicated areas.” Our third-party fixed-fee contracts have a weighted average remaining term of six years. For a discussion of the key terms of the fixed-fee contracts, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operations.”
As of December 31, 2014, our assets consisted of:

•	a 2.8 MMDth/d high-pressure dry gas gathering system and associated compression in Washington County, Pennsylvania, with connections to the Dominion, TCO, EQT and TETCO interstate pipelines; and

•	a 420 MDth/d high-pressure dry gas gathering system in Greene County, Pennsylvania, with connections to the Dominion, TCO and NFGS interstate pipelines.
Our assets are located within highly concentrated acreage positions in the dry gas core of the Marcellus Shale in southwestern Pennsylvania. We believe that the combination of the location and available capacity of our assets will accommodate future production growth of Rice Energy and third parties and provide us with the opportunity to significantly increase our throughput through additional well connects with minimal capital expenditures. The dry gas core of the Marcellus Shale in southwestern Pennsylvania is characterized by a combination of low development cost, consistently high production volumes and access to multiple takeaway pipelines, resulting in what Rice Energy believes to be among the highest rate of return wells in North America.
Rice Energy is our largest customer, and for the year ended December 31, 2014, Rice Energy represented approximately 91% of our gathering volumes. We derive revenues under our long-term contracts by charging customers fixed fees for gathering and compression services based on throughput. As of December 31, 2014, a limited number of the wells we service required compression, but we expect to add additional compression starting in mid to late 2015.

Organizational Structure
The following table illustrates our organizational structure as of December 31, 2014.

RICE ENERGY INC.
NYSE: RICE
100% membership interest
Rice Midstream Holdings LLC
3,623 Common Units
28,753,623 Subordinated Units
Incentive Distribution Rights
100% membership interest
Rice Midstream Management LLC
(our general partner)
50.0% limited partner interest
Public Unitholders
28,750,000 Common Units
Non-economic
general partner interest
50.0% limited partner interest
Rice Midstream Partners LP
NYSE: RMP
100% membership interest
Operating Subsidiaries

Our Assets
On December 22, 2014, in connection with the completion of our initial public offering, Rice Energy contributed to us all of its natural gas gathering and compression assets in the dry gas core of the Marcellus Shale in southwestern Pennsylvania, as well as the right to develop additional natural gas gathering and compression infrastructure to service the rapidly growing production of Rice Energy and our third-party customers in Washington and Greene Counties, Pennsylvania. Because of our close operational and contractual relationship with Rice Energy and its economic interest in us, we expect to grow significantly as Rice Energy pursues its development plan.

The following table provides information regarding our gathering and compression assets for the periods presented.

	Three Months Ended December 31, 2014	As of December 31, 2014
	Average Daily Throughput (MDth/d)	Pipeline (miles)	Capacity (MDth/d)	Compression Capacity (HP)
Washington County System	351	71	2,772	7,320
Greene County System	166	10	420	—
Total	517	81	3,192	7,320

Our operations are organized into a single reportable segment that gathers and compresses Rice Energy and third-party natural gas in the Appalachian Basin. See Item 8 of this Annual Report for disclosure of revenues and profits for the years ended December 31, 2014, 2013 and 2012 and total assets as of December 31, 2014 and 2013.
Our Customers
One of our principal strengths is having Rice Energy as our anchor customer. During the year ended December 31, 2014, Rice Energy represented approximately 91% of our gathering volumes. Rice Energy has dedicated to us all of its natural gas production in the dry gas core of the Marcellus Shale in Washington and Greene Counties, Pennsylvania, excluding approximately 22,000 gross acres in the Marcellus Shale dedicated to a third party.
In addition to the growth we anticipate as a result of Rice Energy’s development drilling, we expect to benefit from dedications we have secured from third parties. For the year ended December 31, 2014, third parties represented approximately 9% of our gathering volumes. We have secured dedications under fixed-fee contracts with a weighted average remaining term of six years for gathering and compression services in the dry gas core of the Marcellus Shale in southwestern Pennsylvania with respect to current third-party acreage positions of approximately 21,000 gross acres, and any future acreage acquired by such third-parties within areas of mutual interest of approximately 66,000 acres. Furthermore, we believe we will be able to attract additional third-party customers given our assets’ strategic location, available gathering capacity and access to multiple takeaway pipelines.
Our Relationship with Rice Energy
In addition to being a high-quality anchor customer, we believe that our relationship with Rice Energy will provide us with competitive advantages to position us to become a leading midstream energy company in the Appalachian Basin. Because of its ownership of our incentive distribution rights and a 50% limited partner interest in us, Rice Energy is positioned to directly benefit from the growth of our business through organic initiatives or acquisitions, including acquisitions of its retained midstream assets. In particular, we have a right of first offer on all of Rice Energy’s interests in its gas gathering system in the core of the Utica Shale in Belmont County, Ohio, and in each of its fresh water distribution systems in Washington and Greene Counties, Pennsylvania, and Belmont County, Ohio. While we believe that we are well positioned to be the ultimate acquirer of these retained midstream assets from Rice Energy, including those subject to our right of first offer, Rice Energy is under no obligation to contribute these assets to us. Furthermore, our relationship with Rice Energy poses potential conflicts of interest in connection with any such acquisition. Any decision to exercise our right of first offer will require the approval of the board of directors of our general partner, all of the members of are be appointed by Rice Energy as the indirect owner of our general partner. For more information regarding our relationship with Rice Energy, please read “Item 13. Certain Relationships and Related Party Transactions.”
Ohio Gathering System. Rice Energy is constructing an aggregate of 50 miles of high-pressure gas gathering pipeline with capacity of 2,625 MDth/d in the core of the Utica Shale in Belmont County and Monroe County, Ohio. Average daily throughput on Rice Energy’s Ohio gathering system for January 2015 was 100 MDth/d. Rice Energy expects this system will be substantially completed in mid to late 2015 and will service approximately 37,000 and 20,000 net acres of the current positions of Rice Energy and Gulfport Energy Corporation, or Gulfport, respectively, in Belmont County, Ohio. In July 2014, Rice Energy entered into a letter of intent with Gulfport pursuant to which Gulfport is expected to dedicate its production from the aforementioned acreage. The letter of intent is non-binding and the execution of the definitive agreement with respect thereto is subject to, among other things, the ability of the parties to reach agreement on commercial and other business terms.
Fresh Water Distribution Systems. In addition, Rice Energy owns fresh water distribution systems in Washington and Greene Counties, Pennsylvania, and Belmont County, Ohio, each of which are under various stages of construction and are expected to be completed in mid to late 2015.

•
Pennsylvania Water Systems. Rice Energy is expanding two independent fresh water distribution systems that, upon completion, will have direct access to 9.2 MMGPD of fresh water from the Monongahela River and several other regional water sources for distribution to Rice Energy’s and third-parties’ well completion operations in the Marcellus Shale.

•
Ohio Water System. Rice Energy is constructing a fresh water distribution system that, upon completion, will have direct access to 16.7 MMGPD of fresh water from the Ohio River and several other regional sources for distribution to Rice Energy’s and third-parties’ well completion operations.

These systems consist of a combination of permanent buried pipelines, portable surface pipelines and fresh water impoundments, as well as pumping stations to transport the fresh water throughout the pipeline system. Because hydraulic fracturing requires substantial volumes of fresh water, these fresh water distribution services are utilized in connection with completion activities. Our potential acquisition of the fresh water distribution systems is conditioned upon our obtaining a ruling or interpretive guidance from the Internal Revenue Service (“IRS”) that income from fresh water distribution services is qualifying income for federal income tax purposes.

Business Strategies
Our principal business objective is to increase the quarterly cash distributions that we pay to our unitholders over time while ensuring the ongoing stability of our business. We expect to achieve this objective through the following business strategies:

•
Providing gathering and compression services to Rice Energy’s rapidly growing Marcellus Shale production. Rice Energy’s dedication to us of acreage in the dry gas core of the Marcellus Shale in southwestern Pennsylvania and its economic interest in us provides us with a platform for organic growth. We expect to achieve this growth by meeting Rice Energy’s natural gas gathering and compression needs, which we expect to increase as a result of Rice Energy’s anticipated drilling activity in our dedicated areas.

•
Pursuing accretive acquisitions from Rice Energy. We intend to seek opportunities to expand our existing natural gas gathering and compression systems primarily through accretive acquisitions from Rice Energy. While we will review acquisition opportunities from third parties as they become available, we expect that the majority of our near-term opportunities will be sourced from Rice Energy. Pursuant to our omnibus agreement with Rice Energy, we have a right of first offer on any future divestitures of its gas gathering and fresh water distribution assets in the core of the Utica Shale in Belmont County, Ohio, and of its fresh water distribution systems in the dry gas core of the Marcellus Shale in southwestern Pennsylvania. In addition, as a result of its significant economic interest in us, we believe that we are the natural acquirer of additional midstream assets that Rice Energy may develop in the future.

•
Attracting additional third-party business. We plan to actively market our midstream services to, and pursue strategic relationships with, third-party producers in order to attract additional services and expansion opportunities. We believe that our assets’ strategic location, available gathering capacity and access to multiple takeaway pipelines will allow us to capture additional third-party volumes. For the year ended December 31, 2014, production from Rice Energy and our existing third-party customers represented approximately 12% of the year-end capacity of our gas gathering systems.

•
Leveraging our relationship with Rice Energy to participate in its acquisitions. Rice Energy has a history of pursuing and consummating acquisitions. As a result of the combination of our expected ability to finance midstream development or acquisitions at a relatively low cost of capital and Rice Energy’s retained economic interest in us, we believe that we will provide Rice Energy with a competitive advantage in pursuing acquisitions of exploration and production assets in our dedicated areas that are not otherwise dedicated to third-party midstream companies. As Rice Energy acquires these assets, we believe that we will have the ability to develop the associated midstream assets on our own or purchase the associated midstream assets from either a third party or Rice Energy, following Rice Energy’s development thereof. As such, we may have the opportunity to work jointly with Rice Energy to pursue certain acquisitions that may not otherwise be attractive acquisition candidates for either Rice Energy or us individually. We believe this arrangement will give us and Rice Energy access to an array of third-party acquisition opportunities that we and they would not otherwise be in a position to pursue.

•
Focusing on fixed-fee business to avoid direct commodity price exposure. The natural gas gathering and compression agreements with Rice Energy and third parties are structured as fixed-fee arrangements, and we intend to continue to pursue additional fixed-fee opportunities with Rice Energy and third parties in order to avoid direct commodity price exposure. We will pursue additional long-term commitments from customers, which may include throughput-based charges, reservation-based charges, volume commitments and/or acreage dedications.

Rice Energy’s Existing Third-Party Commitments
In connection with its acquisition of approximately 22,000 gross acres in southwestern Greene County, Pennsylvania, Rice Energy assumed a dedication obligation to Access Midstream Partners under an existing gas gathering agreement. As such, the dedicated area from Rice Energy to us excludes Marcellus dry gas production from an area roughly encompassing three townships in southwestern Greene County dedicated to Access Midstream Partners. We refer to this dedication as the “excluded dedication.” Other than the excluded dedication, Rice Energy has dedicated all of its gross leasehold acreage in Washington and Greene Counties, Pennsylvania to us pursuant to our gathering and compression services agreement.
In addition, in July 2014, Rice Energy entered into a letter of intent with MarkWest Energy Partners LP, or MarkWest, pursuant to which MarkWest will construct gas gathering facilities to gather Rice Energy’s Utica Shale production from certain dedicated areas in Ohio, including portions of Belmont County, which Rice Energy anticipates will produce wet gas requiring processing. The letter of intent is non-binding and the execution of the definitive agreement with respect thereto is subject to, among other things, the ability of the parties to reach agreement on commercial and other business items.

Title to Properties and Rights-of-Way
Our real property is classified into two categories: (1) parcels that we own in fee and (2) parcels in which our interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for our operations. Portions of the land on which our pipelines and major facilities are located are owned by us in fee title, and we believe that we have satisfactory title to these lands. The remainder of the land on which our pipelines and major facilities are located are held by us pursuant to surface leases between us, as lessee, and the fee owner of the lands, as lessors. We have leased or owned these lands without any material challenge known to us relating to the title to the land upon which the assets are located, and we believe that we have satisfactory leasehold estates or fee ownership of such lands. We have no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by us or to our title to any material lease, easement, right-of-way, permit or lease, and we believe that we have satisfactory title to all of its material leases, easements, rights-of-way, permits and licenses.

Some of the leases, easements, rights-of-way, permits and licenses that were transferred to us from Rice Energy required the consent of the grantor of such rights, which in certain instances is a governmental entity. Rice Energy obtained sufficient third-party consents, permits and authorizations for the transfer of the assets necessary to enable us to operate our business in all material respects. With respect to any remaining consents, permits or authorizations that have not been obtained, we have determined these will not have a material adverse effect on the operation of our business should we or Rice Energy fail to obtain such consents, permits or authorization in a reasonable time frame.
Seasonality
Demand for natural gas generally decreases during the spring and fall months and increases during the summer and winter months. However, seasonal anomalies such as mild winters or mild summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. These seasonal anomalies can increase demand for our services during the summer and winter months and decrease demand for our services during the spring and fall months.
Competition
As a result of our relationship with Rice Energy, we do not compete for the portion of Rice Energy’s existing operations for which we currently provide midstream services and will not compete for future portions of Rice Energy’s operations within our dedicated areas. However, we will face competition in attracting third-party volumes to our gathering and compression systems. In addition, these third parties may develop their own gathering and compression systems in lieu of employing our assets. Our ability to attract such third-party volumes to our gathering and compression systems depends on our ability to evaluate and select suitable projects and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. In addition, other companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. The cost to attract and retain qualified personnel has increased over the past three years due to competition and may increase substantially in the future. We may not be able to compete successfully in the future in attracting third-party volumes to our gathering and compression systems, attracting and retaining quality personnel, and raising additional capital, which could have a material adverse effect on our business.
Regulation of Operations
Regulation of pipeline gathering services may affect certain aspects of our business and the market for our services. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated by agencies of the U.S. federal government, primarily the Federal Energy Regulatory Commission, or FERC. FERC regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.
The transportation and sale for resale of natural gas in interstate commerce is regulated primarily under the Natural Gas Act, or NGA, and by regulations and orders promulgated under the NGA by FERC. In certain limited circumstances, intrastate transportation, gathering, and wholesale sales of natural gas may also be affected directly or indirectly by laws enacted by Congress and by FERC regulations.
Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in state waters. Although its policy is still in flux, FERC has reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our costs of getting gas to point of sale locations. State regulation of natural gas gathering facilities generally include various safety, environmental and, in some circumstances, nondiscriminatory-take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.
Intrastate natural gas transportation is also subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as our assets are determined to be intrastate transportation facilities, such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, and we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis would not affect our operations in any way that is of material difference from those of our competitors. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.
Changes in law and to FERC policies and regulations may adversely affect the availability and reliability of firm and/or interruptible transportation service on interstate pipelines, and we cannot predict what future action FERC will take. We do not believe, however, that any regulatory changes will affect us in a way that materially differs from the way they will affect other natural gas gatherers with which we compete.
The Energy Policy Act of 2005, or EPAct 2005, amended the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. EPAct 2005 provided FERC with the power to assess civil penalties of up to $1,000,000 per day for violations of the NGA and increases FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1,000,000 per violation per day. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. In Order No. 670, the FERC promulgated rules implementing the anti-market manipulation provision of EPAct 2005. The rules make it unlawful: (1) in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) to engage in any act or practice that operates as a fraud or deceit upon any person. The anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction.
Gathering Pipeline Regulation
Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by the FERC as a natural gas company under the NGA. We believe that the natural gas pipelines in our gathering systems meet the traditional tests the FERC has used to establish whether a pipeline is a gathering pipeline not subject to FERC jurisdiction as a natural gas company. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by the FERC, the courts, or Congress. If the FERC were to consider the status of an individual facility and determine that the facility and/or services provided by it are not exempt from FERC regulation, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or the NGPA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the cost-based rate established by the FERC.

While our systems have not been regulated by FERC as a natural gas company under the NGA, we are required to report aggregate volumes of natural gas purchased or sold at wholesale to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices. In addition, Congress may enact legislation or FERC may adopt regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to further regulation. Failure to comply with those regulations in the future could subject us to civil penalty liability.
State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. Our natural gas gathering facilities are not subject to rate regulation or open access requirements by the Pennsylvania Public Utilities Commission. However, the Pennsylvania Public Utilities Commission requires us to register as pipeline operators, pay assessment and registration fees, undergo inspections, and report annually on the miles of pipeline we operate. We cannot predict what new or different regulations federal and state regulatory agencies may adopt, or what effect subsequent regulation may have on our activities. Such regulations may have a material adverse effect on our financial condition, result of operations and cash flows.

Pipeline Safety Regulation
Some of our gas pipelines are subject to regulation by the PHMSA pursuant to the Natural Gas Pipeline Safety Act of 1968, or NGPSA, and the Pipeline Safety Improvement Act of 2002, or PSIA, as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, or the PIPES Act. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. oil and natural gas transmission pipelines in high-consequence areas, or HCAs.
The PHMSA has developed regulations that require pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in HCAs. The regulations require operators, including us, to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a HCA;

•	improve data collection, integration and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating actions.
The 2011 Pipeline Safety Act reauthorizes funding for federal pipeline safety programs, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The 2011 Pipeline Safety Act, among other things, increases the maximum civil penalty for pipeline safety violations and directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. For example, effective October 25, 2013, PHMSA finalized rules that increased the maximum administrative civil penalties for violation of the pipeline safety laws and regulations after January 2012 to $200,000 per violation per day, with a maximum of $2,000,000 for a series of violations.
PHMSA regularly revises its pipeline safety regulations and has published advanced notices of proposed rulemakings to solicit comments on the need for changes to its natural gas and liquid pipeline safety regulations, including whether to extend the integrity management program requirements to previously unregulated gathering lines. PHMSA has published other advanced notices of proposed rulemaking to determine whether to revise its renewal process for special permits, cost recovery for design reviews, and incident reporting requirements. Further, in 2014 PHMSA issued advisory bulletins providing guidance on the verification of records related to pipeline maximum allowable operating pressure, notice of construction, flow reversal procedures, product changes and conversion, integrity management program evaluation metrics, and incident response plans. Further changes to PHMSA’s rules are expected in the future. For example, on September 23, 2014, the Government Accountability Office, or GAO, released a report in which the GAO recommended that PHMSA propose a rulemaking to address safety risks, including emergency response planning, from large-diameter, high-pressure gathering lines due to the recent increase in their size and operating pressures. PHMSA reportedly concurred with the GAO’s recommendation and stated that it is developing a proposed rulemaking that will include collecting new information about gathering lines to better understand the risks they pose. In addition, in July 2014 EPA’s Office of Inspector General recommended that EPA work with PHMSA to address methane leaks from a combined environmental and safety perspective, and also develop a strategy to address the financial and policy barriers that hinder further methane reductions from the transmission and distribution sectors. Further, in January 2015 EPA unveiled a plan to cut methane emissions from the oil and gas sector by 40 to 45 percent by 2025, using 2012 methane emissions as a baseline. As part of that plan, EPA called for PHMSA to propose new standards and programs to reduce methane leaks from natural gas transportation and distribution lines. While we cannot predict the outcome of legislative or regulatory initiatives, such regulatory changes and any legislative changes could have a material effect on our operations, particularly by extending more stringent and comprehensive safety regulations (such as integrity management requirements) to pipelines and gathering lines not previously subject to such requirements. While we expect any legislative or regulatory changes to allow us time to become compliant with new requirements, costs associated with compliance may have a material effect on our operations.
States are largely preempted by federal law from regulating pipeline safety for interstate lines but most are certified by the DOT to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. For example, in Pennsylvania the Gas Safety Section of the Bureau of Investigation and Enforcement (within the Pennsylvania Public Utilities Commission) inspects and enforces the pipeline safety regulations for intrastate gas pipeline operators. States may adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines; however, states vary considerably in their authority and capacity to address pipeline safety. State standards may include more stringent requirements for facility design and management in addition to requirements for pipelines. We do not anticipate any significant difficulty in complying with applicable state laws and regulations. Our natural gas pipelines have continuous inspection and compliance programs designed to keep the facilities in compliance with pipeline safety and pollution control requirements.
We have incorporated all existing requirements into our programs by the required regulatory deadlines, and are continually incorporating the new requirements into procedures and budgets. We expect to incur increasing regulatory compliance costs, based on the intensification of the regulatory environment and upcoming changes to regulations as outlined above. In addition to regulatory changes, costs may be incurred when there is an accidental release of a commodity gathered on our system, or a regulatory inspection identifies a deficiency in our required programs.
Regulation of Environmental and Occupational Safety and Health Matters
General
Our natural gas gathering and compression activities are subject to stringent and complex federal, state and local laws and regulations relating to the protection of the environment. As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	requiring the installation of pollution-control equipment, imposing emission or discharge limits or otherwise restricting the way we operate resulting in additional costs to our operations;

•	limiting or prohibiting construction activities in areas, such as air quality nonattainment areas, wetlands, coastal regions, endangered species habitat and other protected areas;

•	delaying system modification or upgrades during review of permit applications and revisions;

•	requiring investigatory and remedial actions to mitigate discharges, releases or pollution conditions associated with our operations or attributable to former operations; and

•	enjoining operations deemed to be in non-compliance with permits issued pursuant to, or regulatory requirements imposed by, such environmental laws and regulations.
Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties and natural resource damages. Certain environmental statutes impose strict joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or solid wastes have been disposed or otherwise released. Moreover, neighboring landowners and other third parties may file common law claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other pollutants into the environment.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment and thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be different from the amounts we currently anticipate. As with the midstream industry in general, complying with current and anticipated environmental laws and regulations can increase our capital costs to construct, maintain and operate equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we do not believe they will have a material adverse effect on our business, financial position or results of operations or cash flows, nor do we believe that they will affect our competitive position since the operations of our competitors are generally similarly affected. In addition, we believe that the various activities in which we are presently engaged that are subject to environmental laws and regulations are not expected to materially interrupt or diminish our operational ability to gather natural gas or obtain and deliver water. We cannot assure you, however, that future events, such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations, or the development or discovery of new facts or conditions will not cause us to incur significant costs. Below is a discussion of the material environmental laws and regulations that relate to our business. We believe that we are in substantial compliance with all of these environmental laws and regulations.
Hydraulic Fracturing Activities
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure through a cased and cemented wellbore into targeted subsurface formations to fracture the surrounding rock and stimulate production. Our customers regularly use hydraulic fracturing as part of their operations as does most of the domestic oil and natural gas industry. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted regulatory authority pursuant to the Safe Drinking Water Act, or SDWA, over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. EPA has moved forward with various regulatory actions, including the issuance of new regulations requiring green completions for hydraulically fractured wells, emission requirements for certain midstream equipment, and in May 2014 issued an Advanced Notice of Proposed Rulemaking seeking public comment on its intent to develop regulations under the Toxic Substances and Control Act to require companies to disclose information related to the chemicals used in hydraulic fracturing. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards in the first half of 2015. In addition, the U.S. Department of the Interior published a revised proposed rule on May 24, 2013 that would implement updated requirements for hydraulic fracturing activities on federal lands, including new requirements relating to public disclosure, well bore integrity, and handling of flowback water. The Department of State is expected to issue a final rule in the first half of 2015.
Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states have adopted or are considering adopting legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. For example, in Ohio, the Department of Natural Resources has proposed draft regulations that would require a minimum distance between the hydraulic fracturing facilities and streams, require operators to take spill-containment measures, and regulate the types of liners required for waste storage. In Pennsylvania, the Department of Environmental Protection has proposed revisions to its oil and gas regulations that focus on the protection of public resources through the permitting process, orphaned and abandoned well identification, on-site containment practices, and the protection of water resources.
States may choose to prohibit hydraulic fracturing, as the governor of the State of New York announced in December 2014 with respect to fracturing activities in New York. Interstate agencies and local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, or otherwise ban some or all of these activities. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where Rice Energy operates, Rice Energy could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells. Any such added costs or delays for Rice Energy, could significantly affect our operations. In addition, if the amount of water needed to hydraulically fracture wells is unavailable or if flowback water disposal options become more limited, Rice Energy may experience added costs or delays, which could significantly affect our operations.
Certain governmental reviews also have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. On September 15, 2014, the U.S. Department of Energy released its technical report from the Department’s National Energy Technology Laboratory, which evaluated the potential for impacts to groundwater from hydraulic fracturing. According to the report, researchers injected tracers into the hydraulic fracturing fluid in six wells in Greene County, Pennsylvania and monitored the wells for twelve months to identify signs of possible migration. The report concluded that the researchers found no evidence of upward migration of gas or fluid from the underlying shale formation into groundwater. In addition, on April 13, 2012, the EPA, U.S. Department of Energy, and U.S. Department of Interior signed a memorandum of agreement initiating multi-agency collaboration on unconventional oil and gas research. The objective of this collaborative effort is to provide information for policy decision-makers and industry to ensure the safety of hydraulic fracturing practices. Moreover, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and the EPA has commenced a study of the potential impacts of hydraulic fracturing on drinking water and groundwater. A draft report is expected to be available for public comment and peer review in the first half of 2015. These studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing, could cause Rice Energy to experience added delays or costs, and thus could impact our operations.
Hazardous Waste
The federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws, impose requirements for the handling, storage, treatment and disposal of nonhazardous and hazardous waste. RCRA currently exempts certain wastes associated with the exploration, development or production of crude oil and natural gas, which we handle in the course of our operations, including produced water. However, these oil and gas exploration and production wastes may still be regulated by the EPA or state agencies under RCRA’s less stringent nonhazardous solid waste provisions or other federal laws, or state laws, and it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous waste in the future.
Site Remediation
We currently own, lease or operate, and may have in the past owned, leased or operated, properties that have been used for the gathering and compression of natural gas. Although we typically used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by it or on or under other locations where such substances have been taken for disposal. Such petroleum hydrocarbons or wastes may have migrated to property adjacent to our owned and leased sites or the disposal sites. In addition, some of the properties may have been operated by third parties or by previous owners whose treatment and disposal or release of petroleum hydrocarbons or wastes was not under our control.
The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Under CERCLA, such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations, such as landfills. CERCLA authorizes the EPA, states, and, in some cases, third parties to take actions in response to releases or threatened releases of hazardous substances into the environment and to seek to recover from the classes of responsible persons the costs they incur to address the release. Under CERCLA, we could be subject to strict joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In some states, including Pennsylvania, site remediation of oil and natural gas facilities is regulated by state agencies with jurisdiction over oil and natural gas operations. The regulated releases and remediation activities, including the classes of persons that may be held responsible for releases of hazardous substances, may be broader than those regulated under CERCLA or RCRA.
Although natural gas is excluded from CERCLA’s definition of “hazardous substance,” in the course of our ordinary operations we may handle substances or wastes designated as hazardous. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed wastes, including waste disposed of by prior owners or operators; remediate contaminated property, including groundwater contamination, whether from prior owners or operators or other historic activities or spills; or perform remedial operations to prevent future contamination. We are not currently a potentially responsible party in any federal or state Superfund site remediation and there are no current, pending or anticipated Superfund response or remedial activities at our facilities.
Air Emissions
The Clean Air Act, and comparable state laws, regulate emissions of air pollutants from various industrial sources, including natural gas processing plants and compressor stations, and also impose various preconstruction requirements, emission limits, operational limits and monitoring, reporting and recordkeeping requirements on air emission sources. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and/

or criminal enforcement actions. Such laws and regulations, for example, require preconstruction permits for the construction or modification of certain projects or facilities with the potential to emit air pollutants above certain thresholds. Preconstruction permits generally require use of best available control technology, or BACT, to limit air emissions. Several federal and state new source performance standards, or NSPS, and national emission standards for hazardous air pollutants, or NESHAP, and analogous state law requirements, also apply to our facilities and operations. These applicable federal and state standards impose emission limits and operational limits as well as detailed testing, recordkeeping and reporting requirements on the facilities subject to these regulations. Several of our facilities are “major” facilities requiring Title V operating permits which impose semi-annual reporting requirements.
We may incur capital expenditures in the future for air pollution control equipment in connection with complying with existing and recently proposed rules, or with obtaining or maintaining operating or preconstruction permits and complying with federal, state and local regulations related to air emissions (including air emission reporting requirements). However, we do not believe that such requirements will have a material adverse effect on our operations and we believe such requirements will not be any more burdensome to us than to other similarly situated companies.
Water Discharges
The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including sediment, and spills and releases of oil, brine and other substances into waters of the United States. The discharge of pollutants into jurisdictional waters is prohibited except in accordance with the terms of a permit issued by the EPA, Army Corps of Engineers or a delegated state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with permits or other requirements of the Clean Water Act and analogous state laws and regulations. We believe that we maintain all required discharge permits necessary to conduct our operations, and further believe we are in substantial compliance with the terms thereof. Any unpermitted release of petroleum or other pollutants from our operations could result in government penalties and civil liability.
Occupational Safety and Health Act
We are subject to the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA. Specifically, OSHA’s hazard communication standard, the Emergency Planning and Community Right-to-Know Act and implementing regulations, and similar state statutes and regulations, require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to state and local government authorities and citizens. Certain of our operations are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive material.
Endangered Species and Migratory Bird Treaty Act
The Endangered Species Act, or ESA, and analogous state laws restrict activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Some of our pipelines are located in areas that are or may be designated as protected habitats for endangered or threatened species, including the Indiana Bat, which has a seasonal impact on our construction activities and operations. The future listing of previously unprotected species in areas where we conduct or may conduct operations, or the designation of critical habitat in these areas, could cause us to incur increased costs arising from species protection measures or could result in limitations on our operating activities, which could have an adverse impact on our results of operations. For example, the U.S. Fish and Wildlife Service is expected to make a final determination about the Northern Long-Eared Bat in 2015, which, if listed, may impact our operations.
Climate Change
In December 2009, the EPA determined that emissions of greenhouse gases, or GHGs, present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, EPA adopted regulations under existing provisions of the federal Clean Air Act that establish pre-construction and operating permit requirements for GHG emissions from certain large stationary sources. Under these regulations, for example, facilities required to obtain PSD permits because of their potential criteria pollutant emissions must comply with BACT-driven GHG permit limits established by the states or, in some cases, by the EPA, on a case-by-case basis. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities. In December 2014, the EPA proposed amendments to the GHG reporting rule that would require reporting of GHG emissions from gathering and boosting systems, completions, and workovers of oil wells using hydraulic fracturing, and blowdowns of natural gas transmission pipelines. We believe we are in substantial compliance with all GHG emissions permitting and reporting requirements applicable to our operations.

Additionally, while Congress has from time to time considered legislation to reduce emissions of GHGs, the prospect for adoption of significant legislation at the federal level to reduce GHG emissions is perceived to be low at this time. Nevertheless, the Obama Administration has announced it intends to adopt additional regulations to reduce emissions of GHGs and to encourage greater use of low carbon technologies. In January 2015, the Administration announced that the EPA plans to propose new regulations that will set methane emission standards for new and modified oil and gas production and gas processing and transmission facilities to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025. The EPA expects to propose these standards in the summer of 2015 and finalize them in 2016. The EPA is also expected to propose special guidelines for state air permitting agencies by the summer of 2015 for controlling volatile organic compound emissions from covered oil and gas sources located in ozone non-attainment areas and the Ozone Transport Region, which includes Pennsylvania. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that exploration and production operators produce, some of whom are our customers, which could thereby reduce demand for our midstream services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events; if any such effects were to occur, it is uncertain if they would have an adverse effect on our financial condition and operations.
In summary, we believe we are in substantial compliance with currently applicable environmental laws and regulations. Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue.
Employees
We do not have any employees. The officers of our general partner, who are also officers of Rice Energy, manage our operations and activities. As of December 31, 2014, Rice Energy employed approximately 38 people who provide full-time support to our operations. All of the employees required to conduct and support our operations are employed by Rice Energy and seconded to us pursuant to a secondment agreement and all of our Rice Energy full-time personnel are subject to the omnibus agreement that we entered into with our general partner and Rice Energy.
Facilities
Rice Energy’s corporate headquarters are in Canonsburg, Pennsylvania. Pursuant to the omnibus agreement, we reimburse Rice Energy for our proportionate share of costs to lease the building.
Available Information
Our website is available at www.ricemidstream.com. Information contained on or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this report or any other filing we make with the SEC. We make available, free of charge, on our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after filing such reports with the SEC. Other information such as presentations, our Corporate Governance Guidelines, the charter of the Audit Committee and the Code of Business Conduct and Ethics are available on our website and in print to any unitholder who provides a written request to the Corporate Secretary at 400 Woodcliff Drive, Canonsburg, Pennsylvania 15317. Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including the Chief Executive Officer and Chief Financial Officer.
The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any document that we file with the SEC at www.sec.gov.
Item 1A. Risk Factors
You should carefully consider the following risk factors together with all of the other information included in this Annual Report, including the matters addressed under “Cautionary Statement Regarding Forward-Looking Statements,” in evaluating an investment in our common units. If any of the following risks were to occur, our business, financial condition, results of operations and cash available for distribution could be materially adversely affected.

Risks Related to Our Business
Because a substantial majority of our revenue currently is, and over the long term is expected to be, derived from Rice Energy, any development that materially and adversely affects Rice Energy’s operations, financial condition or market reputation could have a material and adverse impact on us.
For the year ended December 31, 2014, Rice Energy accounted for approximately 91% of the natural gas volumes on our gathering systems. We are substantially dependent on Rice Energy as our most significant current customer, and we expect to derive a substantial majority of our revenues from Rice Energy for the foreseeable future. As a result, any event, whether in our dedicated areas or otherwise, that adversely affects Rice Energy’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Accordingly, we are indirectly subject to the business risks of Rice Energy, including, among others:

•	a reduction in or slowing of Rice Energy’s anticipated drilling and production schedule, which would directly and adversely impact demand for our gathering and compression;

•	the volatility of natural gas prices, which could have a negative effect on the value of Rice Energy’s properties, its drilling programs or its ability to finance its operations;

•
changes in regulations or statutes applicable to us or Rice Energy, which could have a negative effect on the value of our facilities or services or Rice Energy’s properties, its drilling programs or its ability to finance its operations;

•	the availability of capital on an economic basis to fund Rice Energy’s exploration and development activities;

•	Rice Energy’s ability to replace reserves;

•	Rice Energy’s drilling and operating risks, including potential environmental liabilities;

•	transportation capacity constraints and interruptions;

•	adverse effects of governmental and environmental regulation; and

•	losses from pending or future litigation.
Further, we are subject to the risk of non-payment or non-performance by Rice Energy, including with respect to our gathering and compression agreement. We cannot predict the extent to which Rice Energy’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Rice Energy’s ability to execute its drilling and development program or perform under our gathering and compression agreement. Any material non-payment or non-performance by Rice Energy could reduce our ability to make distributions to our unitholders.
Also, due to our relationship with Rice Energy, our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairment to Rice Energy’s financial condition or adverse changes in its credit ratings. Any material limitation on our ability to access capital as a result of such adverse changes at Rice Energy could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes at Rice Energy could negatively impact our unit price, limiting our ability to raise capital through equity issuances or debt financing, or could negatively affect our ability to engage in, expand or pursue our business activities, and could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.
Unless we are successful in attracting significant unaffiliated third-party customers, our ability to maintain or increase the capacity subscribed and the volumes gathered on our gathering system will be dependent on receiving consistent or increasing commitments from Rice Energy. While Rice Energy has dedicated acreage to us, and entered into long-term contracts for the services of our systems, it may determine in the future that drilling in areas outside of our dedicated areas is strategically more attractive and it is under no contractual obligation to maintain its production dedicated to us. A reduction in the volumes gathered on our systems by Rice Energy could have a material adverse effect on our business, financial condition, results or operations and ability to make quarterly cash distributions to our unitholders.

We may not generate sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to pay the minimum quarterly distribution to our unitholders.
We may not generate sufficient cash flow each quarter to support the payment of the minimum quarterly distribution or to increase our quarterly distributions in the future. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of natural gas we gather and compress;

•	the rates we charge for our gathering and compression services;

•	market prices of natural gas, NGLs and oil and their effect on Rice Energy’s and third parties’ drilling schedule as well as produced volumes;

•	Rice Energy’s and our third-party customers’ ability to fund their drilling programs;

•	adverse weather conditions;

•	the level of our operating, maintenance and general and administrative costs;

•
regulatory action affecting the supply of, or demand for, natural gas, the rates we can charge for our services, how we contract for services, our existing contracts, our operating costs or our operating flexibility; and

•	prevailing economic conditions.
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the level and timing of capital expenditures we make;

•	our debt service requirements and other liabilities;

•	our ability to make borrowings under our revolving credit facility to pay distributions;

•	fluctuations in our working capital needs;

•	restrictions on distributions contained in any of our debt agreements;

•	the cost of acquisitions, if any;

•	fees and expenses of our general partner and its affiliates (including Rice Energy) we are required to reimburse;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.
Because of the natural decline in production from existing wells, our success depends, in part, on Rice Energy’s ability to replace declining production and our ability to secure new sources of production from Rice Energy or third parties. Any decrease in Rice Energy’s production could adversely affect our business and operating results.
The natural gas volumes that support our gathering business depend on the level of production from natural gas wells connected to our systems, which may be less than expected and will naturally decline over time. If and to the extent Rice Energy is able to execute its drilling and completion program and achieve its anticipated production targets, the volumes of natural gas we gather should increase. To the extent Rice Energy completes or reduces its activity or otherwise ceases to drill and complete wells, revenues for our gathering and compression services will be directly and adversely affected. In addition, natural gas volumes from completed wells will naturally decline over time and our cash flows associated with these wells will correspondingly decline. In order to maintain or increase throughput levels on our gathering systems, we must obtain new sources of natural gas from Rice Energy or third parties. The primary factors affecting our ability to obtain additional sources of natural gas include (i) the success of Rice Energy’s drilling activity in our areas of operation, (ii) Rice Energy’s acquisition of additional acreage and (iii) our ability to obtain acreage dedications from third parties.
We have no control over Rice Energy’s or other producers’ level of development and completion activity in our areas of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. We have no control over Rice Energy or other producers or their development plan decisions, which are affected by, among other things:

•	the availability and cost of capital;

•	prevailing and projected natural gas, NGL and oil prices;

•	the proximity, capacity, cost and availability of gathering and transportation facilities, and other factors that result in differentials to benchmark prices;

•	demand for natural gas, NGLs and oil;

•	levels of reserves;

•	geologic considerations;

•
environmental or other governmental regulations, including the availability of drilling permits, the regulation of hydraulic fracturing, the potential removal of certain federal income tax deductions with respect to natural gas and oil exploration and development or additional state taxes on natural gas extraction; and

•	the costs of producing the natural gas and the availability and costs of drilling rigs and other equipment.
Rice Energy could elect to reduce its drilling and completion activity if commodity prices decrease. Fluctuations in energy prices can also greatly affect the development of reserves. In general terms, the prices of natural gas, oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors include worldwide economic conditions, weather conditions and seasonal trends, the levels of domestic production and consumer demand, the availability of imported liquefied natural gas, or LNG, the availability of transportation systems with adequate capacity, the volatility and uncertainty of regional pricing differentials, the price and availability of alternative fuels, the effect of energy conservation measures, the nature and extent of governmental regulation and taxation, and the anticipated future prices of natural gas, LNG and other commodities. Declines in commodity prices could have a negative impact on Rice Energy’s development and production activity, and if sustained, could lead to a material decrease in such activity. Sustained reductions in development or production activity in our areas of operation could lead to reduced utilization of our services.
In addition, substantially all of Rice Energy’s natural gas production is sold to purchasers under contracts with market-based prices. The actual prices realized from the sale of natural gas differ from the quoted NYMEX Henry Hub price as a result of location differentials. Location differentials to NYMEX Henry Hub prices, also known as basis differentials, result from variances in regional natural gas prices compared to NYMEX Henry Hub prices as a result of regional supply and demand factors. Furthermore, the costs associated with securing long-term firm transportation capacity has risen significantly on newer projects. There can be no assurance that the net impact of entering into such arrangements, after giving effect to their costs, will result in more favorable sales prices for Rice Energy’s production in the future than local pricing.
Due to these and other factors, even if reserves are known to exist in areas served by our assets, producers have chosen, and may choose in the future, not to develop those reserves. If reductions in development activity result in our inability to maintain the current levels of throughput on our systems, those reductions could reduce our revenue and cash flow and adversely affect our ability to make cash distributions to our unitholders.
Our gathering and compression systems are concentrated in two counties within the Appalachian Basin, making us vulnerable to risks associated with operating in one major geographic area, including insufficient takeaway capacity, mining subsidence and labor shortages.
We rely on revenues generated from our gathering and compression systems, all of which are located in Washington and Greene counties, Pennsylvania within the Appalachian Basin. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, market limitations, cold weather conditions or interruption of the processing or transportation of natural gas and NGLs.
Insufficient takeaway capacity in the Appalachian Basin could cause decreased producer activity in our dedicated areas. The Appalachian Basin has recently experienced periods in which natural gas production has surpassed local takeaway capacity, resulting in substantial discounts in the price received by producers selling into the Appalachia markets. Although additional Appalachian Basin takeaway capacity has been added in recent years and additional capacity is being constructed, the existing and expected capacity may not be sufficient to keep pace with the increased production caused by drilling in the area. If our customers are unable to secure long-term firm takeaway capacity on major pipelines that connect to our gathering systems to accommodate their growing production and to manage their basis differentials, it could impact their development plan and cause a decrease in throughput on our gathering systems. Any of the aforementioned throughput decreases could have a material adverse effect on our financial condition and results of operations.
Further, a number of areas within the Marcellus Shale have historically been subject to longwall coal mining operations. For example, third parties may conduct longwall coal mining operations near or under Rice Energy’s, our other customers’ or our properties, which could cause subsidence or other damage to Rice Energy’s, our other customers’ or our properties, adversely impact our customers’ drilling or adversely impact our gathering and compression activities. In such event, our or our customers’ operations may be impaired or interrupted, which could have a material adverse effect on our financial condition and results of operations.
Finally, gathering and compression services require special equipment and laborers skilled in multiple disciplines, such as equipment operators, mechanics and engineers, among others. The increased levels of production in the Appalachian Basin may result in a shortage of equipment and skilled labor. If we experience such shortages, our labor and equipment costs and overall productivity could be materially and adversely affected. If our equipment or labor prices increase, our results of operations could be materially and adversely affected.
We may not be able to attract additional third-party volumes, which could limit our ability to grow and increase our dependence on Rice Energy.
Part of our long-term growth strategy includes identifying additional opportunities to offer services to third parties. For the year ended December 31, 2014, Rice Energy accounted for approximately 91% of our gathering volumes. Our ability to increase throughput on our systems and any related revenue from third parties is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when requested by third parties. To the extent that we lack available capacity on our systems for third-party volumes, we may not be able to compete effectively with third-party systems for additional volumes in our dedicated areas. In addition, some of our competitors for third-party volumes have greater financial resources and access to larger supplies of natural gas than those available to us, which could allow those competitors to price their services more aggressively than we do.
We have historically provided gathering services to third parties on a limited basis, and we may not be able to attract material third-party service opportunities. Our efforts to attract new unaffiliated customers may be adversely affected by (i) our relationship with Rice Energy and the fact that a substantial portion of the capacity of our gathering and compression systems will be necessary to service Rice Energy’s production and development and completion schedule, (ii) our desire to provide services pursuant to fee-based contracts and (iii) the existence of current and future dedications to other gatherers by potential third-party customers. As a result, we may not have the capacity to provide services to third parties and/or potential third-party customers may prefer to obtain services pursuant to other forms of contractual arrangements under which we would be required to assume direct commodity exposure.
Increased competition from other companies that provide gathering services, or from alternative fuel sources, could have a negative impact on the demand for our services, which could adversely affect our financial results.
Our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by the activities of our competitors. Our systems compete primarily with other natural gas gathering systems. Some of our competitors have greater financial resources and may now, or in the future, have access to greater supplies of natural gas than we do. Some of these competitors may expand or construct gathering systems that would create additional competition for the services we provide to our customers. In addition, our customers may develop their own gathering systems instead of using ours. Moreover, Rice Energy and its affiliates are not limited in their ability to compete with us outside of our dedicated areas.
Further, natural gas as a fuel competes with other forms of energy available to end-users, including electricity, coal and liquid fuels. Increased demand for such forms of energy at the expense of natural gas could lead to a reduction in demand for natural gas gathering services.
All of these competitive pressures could make it more difficult for us to retain our existing customers and/or attract new customers as we seek to expand our business, which could have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders. In addition, competition could intensify the negative impact of factors that decrease demand for natural gas in the markets served by our systems, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of natural gas.

We will be required to make substantial capital expenditures to increase our asset base. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to make cash distributions to our unitholders may be diminished or our financial leverage could increase.
In order to increase our asset base, we will need to make expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations and, as a result, we will be unable to raise the level of our future cash distributions. To fund our expansion capital expenditures and investment capital expenditures, we will be required to use cash from our operations and/or incur borrowings. Such uses of cash from our operations will reduce cash available for distribution to our unitholders. Alternatively, we may sell additional common units or other securities to fund our capital expenditures. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our or Rice Energy’s financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to pay distributions to our unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the prevailing distribution rate. None of our general partner, Rice Energy or any of their respective affiliates is committed to providing any direct or indirect support to fund our growth.
The amount of capital expenditures that we make over time could increase as a result of continuing increased demand for labor and materials.
A substantial majority of our capital expenditures in the near term are expected to be incurred as a result of the continued build-out of our natural gas gathering systems. As such, the amount of capital expenditures that we incur over time will be impacted by the cost of labor and materials (primarily steel) needed to construct our pipelines. Additionally, any delays in construction as a result of weather-related events or otherwise could increase our overall capital expenditure requirements.
The amount of cash we have available for distribution to our unitholders depends primarily on our cash flow and not solely on profitability, which may prevent us from making distributions, even during periods in which we record net income.
The amount of cash we have available for distribution depends primarily upon our cash flow and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record a net loss for financial accounting purposes, and conversely, we might fail to make cash distributions during periods when we record net income for financial accounting purposes.
Our construction or purchase of new gathering and compression or other assets may not result in revenue increases and may be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our cash flows, results of operations and financial condition and, as a result, our ability to distribute cash to our unitholders.
The construction of additions or modifications to our existing systems and the construction or purchase of new assets involves numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. Financing may not be available on economically acceptable terms or at all. If we undertake these projects, we may not be able to complete them on schedule, at the budgeted cost or at all. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. We may construct facilities to capture anticipated future production growth in an area in which such growth does not materialize. As a result, new gathering and compression or other assets may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, the construction of additions to our existing assets may require us to obtain new rights-of-way prior to constructing new pipelines or facilities. We may be unable to timely obtain such rights-of-way to connect new natural gas supplies to our existing gathering pipelines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to expand or renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, our cash flows could be adversely affected.
Our exposure to commodity price risk may change over time.
We currently generate all of our revenues pursuant to fee-based contracts under which we are paid based on the volumes that we gather and compress, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows have no direct exposure to commodity price risk. Although we intend to enter into similar fee-based contracts with new customers in the future, our efforts to negotiate such contractual terms may not be successful. In addition, we may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Future exposure to the volatility of natural gas, NGL and oil prices could have a material adverse effect on our business, results of operations and financial condition and, as a result, our ability to make cash distributions to our unitholders. However, we have some indirect exposure to commodity prices and basis differentials in that persistently low realized sales prices by our customers may cause them to delay drilling or shut in production, which would reduce the volumes of natural gas available for gathering and compression on our systems. Please read “Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.”
Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
Our revolving credit facility contains various covenants and restrictive provisions that limit our ability to, among other things:

•	incur or guarantee additional debt;

•	redeem or repurchase units or make distributions under certain circumstances;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
Our revolving credit facility also contains covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there is no assurance that that we will meet any such ratios and tests.
The provisions of our revolving credit facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity.”
Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.
Our future level of debt could have important consequences to us, including the following:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures (including required well pad connections and well connections pursuant to our gas gathering and compression agreement as well as acquisitions) or other purposes may be impaired or such financing may not be available on favorable terms;

•	our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt;

•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our flexibility in responding to changing business and economic conditions may be limited.
Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service any future indebtedness, we will be forced to take actions such as reducing distributions to our unitholders, reducing or delaying our business activities, investments or capital expenditures, selling assets or issuing equity. We may not be able to effect any of these actions on satisfactory terms or at all.

Increases in interest rates could adversely affect our business, our unit price and our ability to issue additional equity, to incur debt to capture growth opportunities or for other purposes, or to make cash distributions to our unitholders at our intended levels.
If interest rates rise, the interest rates on our revolving credit facility, future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity, to incur debt to expand or for other purposes, or to make cash distributions at our intended levels.
The credit and risk profile of Rice Energy could adversely affect our credit ratings and risk profile, which could increase our borrowing costs or hinder our ability to raise capital.
The credit and business risk profiles of Rice Energy may be a factor considered in credit evaluations of us. This is because Rice Energy controls our business activities, including our cash distribution policy and growth strategy. Any adverse change in the financial condition of Rice Energy, including the degree of its financial leverage and its dependence on cash flow from us to service its indebtedness, or a downgrade of Rice Energy’s credit rating, may adversely affect our credit ratings and risk profile.
If we were to seek a credit rating in the future, our credit rating may be adversely affected by the leverage of Rice Energy, as credit rating agencies such as Standard & Poor’s Ratings Services and Moody’s Investors Service may consider the leverage and credit profile of Rice Energy and its affiliates because of their ownership interest in and control of us. Any adverse effect on our credit rating would increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make distributions to our unitholders.
If we are unable to make acquisitions on economically acceptable terms from Rice Energy or third parties, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our cash available for distribution on a per unit basis.
Our ability to grow depends, in part, on our ability to make acquisitions that increase our cash generated from operations on a per unit basis. The acquisition component of our strategy is based, in large part, on our expectation of ongoing divestitures of midstream energy assets by industry participants, including Rice Energy. Though our omnibus agreement provides us with a right of first offer with respect to Rice Energy’s retained midstream assets that will require Rice Energy to provide us with an opportunity to offer to purchase midstream assets that it may sell, the consummation and timing of any future transactions pursuant to the exercise of our right of first offer with respect to any particular business opportunity will depend upon, among other things, our ability to negotiate definitive agreements with respect to such opportunities and our ability to obtain financing on acceptable terms. Additionally, Rice Energy is under no obligation to accept any offer made by us with respect to such opportunities. Furthermore, for a variety of reasons, we may decide not to exercise these rights when they become available, and our decision will not be subject to unitholder approval. As such, there is no guarantee that we will be able to make any such offer or consummate any acquisition of midstream assets from Rice Energy. Furthermore, many factors could impair our access to future midstream assets and the willingness of Rice Energy to offer us acquisition opportunities, including a change in control of Rice Energy or a transfer of the incentive distribution rights held by Rice Energy to a third party. A material decrease in divestitures of midstream energy assets from Rice Energy or otherwise would limit our opportunities for future acquisitions and could have a material adverse effect on our business, results of operations, financial condition and ability to make quarterly cash distributions to our unitholders.
If we are unable to make accretive acquisitions from Rice Energy or third parties, whether because, among other reasons, (i) Rice Energy elects not to sell or contribute additional assets to us or to offer acquisition opportunities to us, (ii) we are unable to identify attractive third-party acquisition opportunities, (iii) we are unable to negotiate acceptable purchase contracts with Rice Energy or third parties, (iv) we are unable to obtain financing for these acquisitions on economically acceptable terms, (v) we are outbid by competitors or (vi) we are unable to obtain necessary governmental or third-party consents, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash available for distribution on a per unit basis.
Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about volumes, revenue and costs, including synergies and potential growth;

•	an inability to secure adequate customer commitments to use the acquired systems or facilities;

•	an inability to integrate successfully the assets or businesses we acquire;

•	the assumption of unknown liabilities for which we are not indemnified or for which our indemnity is inadequate;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business concerns; and

•	unforeseen difficulties operating in new geographic areas or business lines.
If any acquisition eventually proves not to be accretive to our cash available for distribution per unit, it could have a material adverse effect on our business, results of operations, financial condition and ability to make quarterly cash distributions to our unitholders.
Our right of first offer with respect to Rice Energy’s water distribution systems may not be exercised and therefore would not enhance our ability to grow our business.
Rice Energy has granted us a right of first offer to acquire its water distribution systems. However, there can be no assurance that we will be successful in obtaining a ruling or interpretive guidance from the IRS that income from water distribution services is qualifying income for federal income tax purposes. If we are not successful in obtaining such a ruling or interpretive guidance, we may decide not to pursue an acquisition of Rice Energy’s water distribution systems if and when they become available.
We are subject to complex federal, state and local laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities.
Our natural gas gathering operations are subject to complex and stringent federal, state and local laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations and the permits and other approvals issued thereunder. In addition, our costs of compliance may increase or operational delays may occur if existing laws and regulations are revised or reinterpreted, or if new laws and regulations apply to our operations. Failure to comply with such laws and regulations, including any evolving interpretation and enforcement by governmental authorities, could have a material adverse effect on our business, financial condition and results of operations. Also, we might not be able to obtain or maintain all required environmental regulatory approvals for our operations. If there is a delay in obtaining any required environmental regulatory approvals, or if we fail to obtain and comply with them, the operation or construction of our facilities could be prevented or become subject to additional costs.
In addition, new or additional regulations or permitting requirements, new interpretations of existing requirements or changes in our operations could also trigger the need for Environmental Assessments or more detailed Environmental Impact Statements under the National Environmental Policy Act and analogous state laws, as well as litigation over the adequacy of those reviews, which could result in increased costs or delays of, or denial of rights to conduct, our development programs. Such potential regulations or litigation could increase our operating costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations. Further, the discharges of oil, natural gas, NGLs and other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties. Please read “Item 1. Business—Regulation of Environmental and Occupational Safety and Health Matters” for a further description of laws and regulations that affect us.
A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of such assets, which may cause our revenues to decline and our operating expenses to increase.
Our natural gas gathering operations are exempt from regulation by the Federal Energy Regulatory Commission, or FERC, under the Natural Gas Act of 1938, or NGA. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by the FERC as a natural gas company under the NGA. We believe that the natural gas pipelines in our gathering systems meet the traditional tests the FERC has used to determine whether a pipeline is a gathering pipeline not subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by the FERC, the courts, or Congress. If the FERC were to determine that all or some of our gathering facilities and/or services provided by us are not exempt from FERC regulation, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC, which could in turn decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows.
Other FERC regulations may indirectly impact our businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, gas quality, capacity release and market center promotion, may indirectly affect the intrastate natural gas market. Should we fail to comply with any applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines, which could have a material adverse effect on our results of operations and cash flows. FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,000,000 per day for each violation and disgorgement of profits associated with any violation.
State regulation of natural gas gathering facilities and intrastate transportation pipelines generally includes various safety, environmental and, in some circumstances, nondiscriminatory take and common purchaser requirements, as well as complaint-based rate regulation. While we have not obtained a specific determination from the Pennsylvania Public Utilities Commission, we believe our natural gas gathering facilities are not subject to rate regulation or open access requirements by the Pennsylvania Public Utilities Commission. However, the Pennsylvania Public Utilities Commission requires us to register as pipeline operators, pay assessment and registration fees, undergo inspections and report annually on the miles of pipeline we operate. Other state regulations may not directly apply to our business, but may nonetheless affect the availability of natural gas for purchase, compression and sale.
Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels. Our gathering operations could be adversely affected in the future should we become subject to the application of state or federal regulation of rates and services. These operations may also be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of such facilities. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes. For more information regarding federal and state regulation of our operations, please read “Item 1. Business—Regulation of Operations.”
Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas, NGL and oil production by our customers, which could reduce the throughput on our gathering and compression systems and adversely impact our revenues.
All of Rice Energy’s natural gas production is being developed from shale formations. These reservoirs require hydraulic fracturing completion processes to release the liquids and natural gas from the rock so it can flow through casing to the surface. Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand (or other proppant) combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock to release hydrocarbons. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Along with several other states, Pennsylvania (where we currently operate) has adopted laws and regulations that impose more stringent disclosure and well construction requirements on hydraulic fracturing operations, and local governments may also adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, or prohibiting such activities. In addition, various studies are underway by the U.S. Environmental Protection Agency, or the EPA, and other federal agencies concerning the potential environmental impacts of hydraulic fracturing activities. At the same time, certain environmental groups have advocated for additional laws to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by members of Congress from time to time to provide for such regulation. We cannot predict whether any such legislation will be enacted and if so, what its provisions would require. Additional levels of regulation and permits potentially required by new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions for Rice Energy or other potential customers that could reduce the volumes of natural gas that move through our gathering systems, which in turn could materially adversely affect our revenues and results of operations.
Our operations, as well as our customers’ operations, are subject to significant liability under, or costs and expenditures to comply with, environmental and worker health and safety regulations, which are complex and subject to frequent change.
As an owner, lessee or operator of gathering pipelines and compressor stations, we are subject to various stringent federal, state, and local laws and regulations relating to the discharge of materials into, and protection of, the environment. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly response actions. These laws and regulations may impose numerous obligations that are applicable to our and our customers’ operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our or our customers’ operations, the imposition of specific standards addressing worker protection, and the imposition of substantial liabilities and remedial obligations for pollution or contamination resulting from our and our customers’ operations. Failure to comply with these laws, regulations and permits may result in joint and several, strict liability for administrative, civil and/or criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations. Private parties, including the owners of the properties through which our gathering systems pass and facilities where wastes resulting from our operations are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws, regulations and permits or for personal injury or property damage. We may not be able to recover all or any of these costs from insurance. We may also experience a delay in obtaining or be unable to obtain required permits, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenues, which in turn could affect our profitability. In addition, our customers’ liability under, or costs and expenditures to comply with, environmental and worker health and safety regulations could lead to delays and increased operating costs, which could reduce the volumes of natural gas that move through our gathering systems. There is no assurance that changes in or additions to public policy regarding the protection of the environment will not have a significant impact on our operations and profitability.
Our operations also pose risks of environmental liability due to leakage, migration, releases or spills from our operations to surface or subsurface soils, surface water or groundwater. Certain environmental laws impose strict as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons, or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. Please read “Item 1. Business—Regulation of Environmental and Occupational Safety and Health Matters” for more information.
Climate change laws and regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the natural gas that we gather, while potential physical effects of climate change could disrupt our operations and cause us to incur significant costs in preparing for or responding to those effects.
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish Prevention of Significant Deterioration, or PSD, construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits because of their potential criteria pollutant emissions will be required to comply with “best available control technology” standards for GHGs. These regulations could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources.
While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. In addition, the Obama Administration announced its Climate Action Plan in 2013, which, among other things, directs federal agencies to develop a strategy for the reduction of methane emissions, including emissions from the oil and gas industry. As part of the Climate Action Plan, the Obama Administration also announced that it intends to adopt additional regulations to reduce emissions of GHGs and to encourage greater use of low carbon technologies in the coming years. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Substantial limitations on GHG emissions could also adversely affect demand for the natural gas we gather.
Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations.

The Endangered Species Act and Migratory Bird Treaty Act govern our operations and additional restrictions may be imposed in the future, which could have an adverse impact on our operations.
The Endangered Species Act, or ESA, restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act, or MBTA. The U.S. Fish and Wildlife Service and state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands. Some of our operations are located in areas that are designated as habitats for endangered or threatened species or that may attract migratory birds. In addition, the U.S. Fish and Wildlife Service and state agencies regularly review species that are listing candidates, and designations of additional endangered or threatened species, or critical or suitable habitat, under the ESA could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.
We may incur significant costs and liabilities as a result of pipeline integrity management program testing and any related pipeline repair or preventative or remedial measures.
The United States Department of Transportation, or DOT, has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in “high consequence areas.” The regulations require operators to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.
The 2011 Pipeline Safety Act, among other things, increases the maximum civil penalty for pipeline safety violations and directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. Effective October 25, 2013, the Pipeline and Hazardous Materials Safety Administration, or PHMSA, finalized rules that increased the maximum administrative civil penalties for violations of the pipeline safety laws and regulations that occur after January 3, 2012 to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. Should our operations fail to comply with PHMSA or comparable state regulations, we could be subject to substantial penalties and fines.
PHMSA has also published advanced notices of proposed rulemaking to solicit comments on the need for changes to its safety regulations, including whether to extend the integrity management requirements to additional types of facilities, such as gathering pipelines and related facilities. Additionally, in 2012, PHMSA issued an advisory bulletin providing guidance on verification of records related to pipeline maximum allowable operating pressure, which could result in additional requirements for the pressure testing of pipelines or the reduction of maximum operating pressures to verifiable pressures. The adoption of these and other laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant. While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flow. Please read “Item 1. Business—Regulation of Operations—Pipeline Safety Regulation” for more information.
Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our ability to distribute cash and, accordingly, the market price for our common units.
Our operations are subject to all of the hazards inherent in the gathering and compression of natural gas, including:

•	damage to pipelines, compressor stations, related equipment and surrounding properties caused by natural disasters, acts of terrorism and acts of third parties;

•	damage from construction, farm and utility equipment as well as other subsurface activity (for example, mine subsidence);

•	leaks of natural gas or losses of natural gas as a result of the malfunction of equipment or facilities;

•	fires, ruptures and explosions;

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations; and

•	hazards experienced by other operators that may affect our operations by instigating increased regulations and oversight.
Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

•	injury or loss of life;

•	damage to and destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	regulatory investigations and penalties;

•	suspension of our operations; and

•	repair and remediation costs.
We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
We do not own all of the land on which our pipelines and facilities are located, which could result in disruptions to our operations.
We do not own all of the land on which our pipelines and facilities have been constructed, and we are, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.
The loss of key personnel could adversely affect our ability to operate.
We depend on the services of a relatively small group of our general partner’s and Rice Energy’s senior management and technical personnel. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. Because competition for experienced personnel in the midstream industry is intense, we may not be able to find acceptable replacements with comparable skills and experience. The loss of the services of our general partner’s senior management or technical personnel could have a material adverse effect on our business, financial condition and results of operations.
We do not have any officers or employees apart from those seconded to us and rely solely on officers of our general partner and employees of Rice Energy.
We are managed and operated by the board of directors of our general partner. Affiliates of Rice Energy conduct businesses and activities of their own in which we have no economic interest. As a result, there could be material competition for the time and effort of the officers and employees who provide services to our general partner and Rice Energy. If our general partner and the officers and employees of Rice Energy do not devote sufficient attention to the management and operation of our business, our financial results may suffer, and our ability to make distributions to our unitholders may be reduced.
Risks Related to Our Partnership Structure
Our general partner and its affiliates, including Rice Energy, which owns our general partner, may have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our other common unitholders.
Rice Energy indirectly owns and controls our general partner and appoints all of the officers and directors of our general partner. All of our officers and a majority of our directors are also officers and/or directors of Rice Energy. Although our general partner has a duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to Rice Energy. Further, our directors and officers who are also directors and officers of Rice Energy have a fiduciary duty to manage Rice Energy in the best interests of the stockholders of Rice Energy. Conflicts of interest will arise between Rice Energy and any of its affiliates, including our general partner, on the one hand, and us and our common unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Rice Energy over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

•	neither our partnership agreement nor any other agreement requires Rice Energy to pursue a business strategy that favors us;

•
Rice Energy, as our anchor customer, has an economic incentive to cause us not to seek higher gathering fees, even if such higher fees would reflect fees that could be obtained in arm’s-length, third-party transactions;

•	Rice Energy may choose to shift the focus of its investment and operations to areas not served by our assets;

•	actions taken by our general partner may affect the amount of cash available to pay distributions to unitholders or accelerate the right to convert subordinated units;

•
the directors and officers of Rice Energy have a fiduciary duty to make decisions in the best interests of the stockholders of Rice Energy, which may be contrary to our interests and the interest of our unitholders;

•
our general partner is allowed to take into account the interests of parties other than us, such as Rice Energy, in exercising certain rights under our partnership agreement, including with respect to conflicts of interest;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•	our general partner may cause us to borrow funds in order to permit the payment of cash distributions;

•	disputes may arise under our commercial agreements with Rice Energy and its affiliates;

•
our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•
our general partner determines the amount and timing of any capital expenditure and the amount of estimated maintenance capital expenditures, which reduces operating surplus. The determination of estimated maintenance capital expenditures can affect the amount of cash from operating surplus that is distributed to our unitholders which, in turn, may affect the ability of the subordinated units owned by Rice Energy to convert;

•
our partnership agreement limits the liability of, and replaces the duties owed by, our general partner and also restricts the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	common unitholders have no right to enforce obligations of our general partner and its affiliates under agreements with us;

•	contracts between us, on the one hand, and our general partner and its affiliates, on the other, are not and will not be the result of arm’s-length negotiations;

•
our partnership agreement permits us to distribute up to $35.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus, which may be used to fund distributions on our subordinated units or the incentive distribution rights;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•
our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units;

•	we may not choose to retain separate counsel for ourselves or for the holders of common units;

•	our general partner’s affiliates may compete with us, and our general partner and its affiliates have limited obligations to present business opportunities to us; and

•
the holder or holders of our incentive distribution rights may elect to cause us to issue common units to it in connection with a resetting of incentive distribution levels without the approval of our unitholders, which may result in lower distributions to our common unitholders in certain situations.

Ongoing cost reimbursements due to our general partner and its affiliates for services provided, which will be determined by our general partner, may be substantial and will reduce our cash available for distribution to our unitholders.
Prior to making distributions on our common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf. These expenses will include all costs incurred by our general partner and its affiliates in managing and operating us, including costs for rendering administrative staff and support services to us and reimbursements paid by our general partner to Rice Energy for customary management and general administrative services. There is no limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in good faith. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.
We expect to distribute a significant portion of our cash available for distribution to our partners, which could limit our ability to grow and make acquisitions.
We plan to distribute most of our cash available for distribution and will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy may cause our growth to proceed at a slower pace than that of businesses that reinvest their cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. In addition, the incurrence of commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the cash that we have available to distribute to our unitholders.
Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.
Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise, free of fiduciary duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the parties where the language in our partnership agreement does not provide for a clear course of action. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate business opportunities among us and its other affiliates;

•	whether to exercise its limited call right;

•	whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of the general partner;

•	how to exercise its voting rights with respect to any units it owns;

•	whether to exercise its registration rights; and

•	whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

Limited partners who own common units are treated as having consented to the provisions in the partnership agreement, including the provisions discussed above.
Our partnership agreement restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:

•
provides that whenever our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) makes a determination or takes, or declines to take, any other action in their respective capacities, our general partner, the board of directors of our general partner and any committee thereof (including the conflicts committee) is required to make such determination, or take or decline to take such other action, in the absence of bad faith, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•
provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning that it believed that the decision was not adverse to the interest of our partnership;

•
provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or their assignees resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
provides that our general partner will not be in breach of its obligations under the partnership agreement or its fiduciary duties to us or our unitholders if a transaction with an affiliate or the resolution of a conflict of interest is:

•	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval; or

•	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates.
In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the board of directors of our general partner approves the affiliate transaction or resolution or course of action taken with respect to the conflict of interest, then it will be presumed that, in making its decision, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption and proving that such decision was not in good faith.
Our partnership agreement includes exclusive forum, venue and jurisdiction provisions. By purchasing a common unit, a limited partner is irrevocably consenting to these provisions regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of Delaware courts. Our partnership agreement also provides that any unitholder bringing an unsuccessful action will be obligated to reimburse us for any costs we have incurred in connection with such unsuccessful claim.
Our partnership agreement is governed by Delaware law. Our partnership agreement includes exclusive forum, venue and jurisdiction provisions designating Delaware courts as the exclusive venue for most claims, suits, actions and proceedings involving us or our officers, directors and employees. If a dispute were to arise between a limited partner and us or our officers, directors or employees, the limited partner may be required to pursue its legal remedies in Delaware, which may be an inconvenient or distant location and which is considered to be a more corporate-friendly environment. In addition, if any unitholder brings any of the aforementioned claims, suits, actions or proceedings and such person does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then such person shall be obligated to reimburse us and our affiliates for all fees, costs and expenses of every kind and description, including but not limited to all reasonable attorneys’ fees and other litigation expenses, that the parties may incur in connection with such claim, suit, action or proceeding. Limited partners who own common units irrevocably consent to these provisions and potential reimbursement obligations regarding claims, suits, actions or proceedings and submitting to the exclusive jurisdiction of Delaware courts.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which our common units will trade.
Compared to the holders of common stock in a corporation, unitholders have limited voting rights and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner, including the independent directors, is chosen entirely by Rice Energy, as a result of it indirectly owning our general partner, and not by our unitholders. Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Unlike publicly-traded corporations, we will not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
Even if holders of our common units are dissatisfied, they cannot currently remove our general partner without its consent.
Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates, including Rice Energy, own sufficient units to be able to prevent its removal. Our general partner may not be removed except for cause by vote of the holders of at least 66 2/3% of all outstanding common and subordinated units, including any units owned by our general partner and its affiliates, voting together as a single class. As of December 31, 2014, Rice Energy indirectly owned 50% of our outstanding common and subordinated units. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful misconduct in its capacity as our general partner.
Our general partner intends to limit its liability regarding our obligations.
Our general partner intends to limit its liability under contractual arrangements between us and third parties so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner’s duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.
Our general partner is required to deduct estimated maintenance capital expenditures from our operating surplus, which may result in less cash available for distribution to unitholders from operating surplus than if actual maintenance capital expenditures were deducted.
Maintenance capital expenditures are those capital expenditures made to maintain, over the long term, our operating capacity or operating income. Our partnership agreement requires our general partner to deduct estimated, rather than actual, maintenance capital expenditures from operating surplus in determining cash available for distribution from operating surplus. The amount of estimated maintenance capital expenditures deducted from operating surplus is subject to review and change by our general partner’s board of directors at least once a year, provided that any change is approved by the conflicts committee of our general partner’s board of directors. Our partnership agreement does not cap the amount of maintenance capital expenditures that our general partner may estimate. In years when our estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution to unitholders from operating surplus will be lower than if actual maintenance capital expenditures had been deducted from operating surplus. On the other hand, if our general partner underestimates the appropriate level of estimated maintenance capital expenditures, we will have more cash available for distribution from operating surplus in the short term but will have less cash available for distribution from operating surplus in future periods when we have to increase our estimated maintenance capital expenditures to account for the previous underestimation.
Rice Energy may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our incentive distribution rights, without the approval of the conflicts committee of our general partner’s board of directors or the holders of our common units. This could result in lower distributions to holders of our common units.
Rice Energy has the right, as the initial holder of our incentive distribution rights, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (50%) for the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.
If Rice Energy elects to reset the target distribution levels, it will be entitled to receive a number of common units. The number of common units to be issued to Rice Energy will equal the number of common units that would have entitled Rice Energy to an aggregate quarterly cash distribution in the quarter prior to the reset election equal to the distribution on the incentive distribution rights in the quarter prior to the reset election. We anticipate that Rice Energy would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that Rice Energy or a transferee could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to our general partner in connection with resetting the target distribution levels. Rice Energy may transfer all or a portion of the incentive distribution rights in the future. After any such transfer, the holder or holders of a majority of our incentive distribution rights will be entitled to exercise the right to reset the target distribution levels.
The incentive distribution rights held by Rice Energy may be transferred to a third party without unitholder consent.
Rice Energy may transfer our incentive distribution rights to a third party at any time without the consent of our unitholders. If Rice Energy transfers our incentive distribution rights to a third party but retains its ownership of our general partner interest, it may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of our incentive distribution rights. For example, a transfer of incentive distribution rights by our general partner could reduce the likelihood of Rice Energy selling or contributing additional midstream assets to us, as Rice Energy would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.
Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.
Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates (including Rice Energy), their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.
Control of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its general partner interest to a third party without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the owners of our general partner from transferring all or a portion of their respective ownership interest in our general partner to a third party. The new owners of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and thereby exert significant control over the decisions made by the board of directors and officers. This effectively permits a “change of control” without the vote or consent of the unitholders.
We may issue additional units, including units that are senior to the common units, without unitholder approval, which would dilute our unitholders’ existing ownership interests.
Our partnership agreement does not limit the number of additional limited partner interests that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	each unitholder’s proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•
because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.
Rice Energy may sell common units in the public or private markets, which sales could have an adverse impact on the trading price of the common units.
As of March 10, 2015, Rice Energy held 3,623 common units and all 28,753,623 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period. Additionally, we have agreed to provide Rice Energy with certain registration rights, pursuant to which we may be required to register common units they hold under the Securities Act and applicable state securities laws. Pursuant to the registration rights agreement and our partnership agreement, we may be required to undertake a future public or private offering of common units. The sale of these units in public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.
If at any time our general partner and its affiliates (including Rice Energy) own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (i) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (ii) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act. Our general partner and its affiliates (including Rice Energy) own an aggregate of less than 1% of our common and 100% of our subordinated units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), our general partner and its affiliates will own 50% of our common units.
Our unitholders’ liability may not be limited if a court finds that unitholder action constitutes control of our business.
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we currently own assets and conduct business in Pennsylvania. A unitholder could be liable for any and all of our obligations as if that unitholder were a general partner if:

•	a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•
a unitholder’s right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Unitholders may have liability to repay distributions that were wrongfully distributed to them.
Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable for the obligations of the assignor to make contributions to the partnership that are known to the substituted limited partner at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

The price of our common units may fluctuate significantly, and unitholders could lose all or part of their investment.
The market price of our common units may be influenced by many factors, some of which are beyond our control, including:

•	our quarterly distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	events affecting Rice Energy;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

•	future sales of our common units; and

•	other factors described in these “Risk Factors.”
If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Rice Energy personnel are responsible for maintaining effective internal control over financial reporting over our financial statements. Prior to the completion of its IPO, Rice Energy was a private company with limited accounting personnel to adequately execute its accounting processes and other supervisory resources with which to address its internal control over financial reporting. In addition, Rice Energy’s Marcellus joint venture historically relied on Rice Energy’s accounting personnel for its accounting processes. Rice Energy and its Marcellus joint venture had not maintained effective control environments in that the design and execution of such controls had not consistently resulted in effective review and supervision by individuals with financial reporting oversight roles. The lack of adequate staffing levels resulted in insufficient time spent on review and approval of certain information used to prepare the financial statements of Rice Energy and its Marcellus joint venture. Rice Energy concluded that these control deficiencies constituted a material weakness in its control environment and in the control environment of its Marcellus joint venture as of December 31, 2012 and December 31, 2013.
To address these control deficiencies, Rice Energy hired additional accounting and financial reporting staff, implemented additional analysis and reconciliation procedures and increased the levels of review and approval. Additionally, Rice Energy comprehensively documented and analyzed its system of internal control over financial reporting in preparation for its first management report on internal control over financial reporting required in connection with its annual report for the year ended December 31, 2014. Rice Energy concluded that the material weakness previously identified had been remediated as of December 31, 2014.
While we generally must comply with Section 404 of the Sarbanes Oxley Act of 2002 for our fiscal year ending December 31, 2015, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an “emerging growth company” within the meaning of Section 2(a)(19) of the Securities Act. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our annual report for the fiscal year ending December 31, 2020.
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our units.

For as long as we are an “emerging growth company,” we will not be required to comply with certain disclosure requirements that apply to other public companies.
In April 2012, President Obama signed into law the JOBS Act. We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an “emerging growth company,” which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) provide certain disclosure regarding executive compensation required of larger public companies or (4) hold nonbinding advisory votes on executive compensation. We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if we have more than $1.0 billion of revenues in a fiscal year, become a large accelerated filer, or issue more than $1.0 billion of non-convertible debt over a three-year period.
To the extent that we rely on any of the exemptions available to “emerging growth companies,” our unitholders will receive less information about our executive compensation and internal control over financial reporting than issuers that are not “emerging growth companies.” If some investors find our common units to be less attractive as a result, there may be a less active trading market for our common units and our trading price may be more volatile.
The New York Stock Exchange does not require a publicly-traded partnership like us to comply with certain of its corporate governance requirements.
Our common units are currently traded on the NYSE. Because we are a publicly-traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.
We incur increased costs as a result of being a publicly-traded partnership.
As a publicly-traded partnership, we incur significant legal, accounting and other expenses that we did not incur prior to our initial public offering. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the NYSE, require publicly-traded entities to adopt various corporate governance practices that will further increase our costs. Before we are able to make distributions to our unitholders, we must first pay or reserve cash for our expenses, including the costs of being a publicly-traded partnership. As a result, the amount of cash we have available for distribution to our unitholders will be affected by the costs associated with being a publicly-traded partnership.
As a result of our initial public offering, we became subject to the public reporting requirements of the Exchange Act. We expect these rules and regulations to increase certain of our legal and financial compliance costs and to make activities more time-consuming and costly. For example, as a result of becoming a publicly-traded partnership, we are required to have at least three independent directors, create an audit committee and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting. In addition, we will incur additional costs associated with our SEC reporting requirements.
We also expect to incur significant expense in order to obtain director and officer liability insurance. Because of the limitations in coverage for directors, it may be more difficult for us to attract and retain qualified persons to serve on our board or as executive officers.
Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as us not being subject to a material amount of entity-level taxation. If the IRS were to treat us as a corporation for federal income tax purposes, or if we become subject to entity-level taxation for state tax purposes, our cash available for distribution to our unitholders would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, we have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. Specifically, we currently own assets and conduct business in Pennsylvania. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to our unitholders.
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce cash available for distribution to our unitholders.
The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.
Even if our unitholders do not receive any cash distributions from us, they will be required to pay taxes on their share of our taxable income.
Our unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from them with respect to that income.
Tax gain or loss on disposition of our common units could be more or less than expected.
If our unitholders sell their common units, our unitholders will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of our unitholders’ allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units our unitholders sell will, in effect, become taxable income to our unitholders if they sell such units at a price greater than their tax basis in those units, even if the price our unitholders receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if our unitholders sell their common units, our unitholders may incur a tax liability in excess of the amount of cash they receive from the sale.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Allocations and/or distributions to non-U.S. persons will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file United States federal tax returns and pay tax on their share of our taxable income. If our unitholders are a tax-exempt entity or a non-U.S. person, they should consult their tax advisor before investing in our common units.
We will treat each purchaser of common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
Because we cannot match transferors and transferees of our common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. Our counsel is unable to opine as to the validity of this approach. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly-traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and could recognize gain or loss from the disposition.
Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.
We have adopted certain valuation methodologies in determining unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methods or the resulting allocations, and such a challenge could adversely affect the value of our common units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our respective assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our respective assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the amount, character, and timing of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.
We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. As of December 31, 2014, Rice Energy indirectly owned 50% of the total interests in our capital and profits. Therefore, a transfer by Rice Energy of all or a portion of its interests in us could, in conjunction with the trading of common units held by the public, result in a termination of our partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.
Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS recently announced a relief procedure whereby if a publicly-traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.
As a result of investing in our common units, our unitholders may become subject to state and local taxes and income tax return filing requirements in jurisdictions where they do not live.
In addition to U.S. federal income taxes, our unitholders may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements.
We currently own assets and conduct business in Pennsylvania, which imposes a personal income tax on individuals. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders responsibility to file all United States federal, foreign, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The information required by Item 2 is contained in Item 1. Business.
Item 3. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any material legal proceedings. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common units are listed on the NYSE under the symbol “RMP.” Our common units began trading on the NYSE on December 16, 2014. The daily high and low sales prices per common unit for the period from December 17, 2014 (the initial listing date of the units) through December 31, 2014 was $15.48 to $18.02.
On March 10, 2015, the last sales price of our common units, as reported on the NYSE, was $13.92 per common unit.
No distributions were made to unitholders during the year ended December 31, 2014. On January 30, 2015, we announced the board of directors of our general partner approved a prorated cash distribution of $0.0204 per common unit for the fourth quarter of 2014. The distribution was paid on February 20, 2015, to unitholders of record on February 11, 2015. This is the first distribution we have declared and the prorated amount corresponds to the minimum quarterly distribution of $0.1875 per unit, or $0.75 on an annualized basis. We adjusted our first cash distribution for the 10-day period following the closing of our IPO on December 22, 2014 through December 31, 2014.
Holders. The number of unitholders of record of our common units was approximately two as of March 10, 2015. The number of registered holders does not include holders that have common units held for them in “street name,” meaning that the common units are held for their accounts by a broker or other nominee. In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying unitholders that have units held in “street name” are not.
We have also issued 28,753,623 subordinated units for which there is no established public trading market. All of the subordinated units are held by Rice Energy. Rice Energy receives quarterly distributions on these units only after sufficient distributions have been paid to the common units.
Certain Information from our Partnership Agreement. Set forth below is a summary of certain provisions of our partnership agreement that relate to cash distributions and incentive distribution rights.
Our Cash Distribution Policy. Within 60 days after the end of each quarter, it is our intent to distribute to the holders of common and subordinated units on a quarterly basis the minimum quarterly distribution of $0.1875 per unit (or $0.75 on an annualized basis) to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates.
Limitations on Cash Distributions and Our Ability to Change Our Cash Distribution Policy. There is no guarantee that we will make cash distributions to our unitholders. We do not have a legal or contractual obligation to pay distributions quarterly or on any other basis or at our minimum quarterly distribution rate or at any other rate. Our cash distribution policy is subject to certain restrictions and may be changed at any time.
The reasons for such uncertainties in our stated cash distribution policy include the following factors:

•
Our cash distribution policy is subject to restrictions on cash distributions under our revolving credit facility, which contains financial tests and covenants that we must satisfy. Should we be unable to satisfy these restrictions or if we are otherwise in default under our revolving credit facility, we will be prohibited from making cash distributions to our unitholders notwithstanding our stated cash distribution policy.

•
Our general partner has the authority to establish cash reserves for the prudent conduct of our business, including for future cash distributions to our unitholders, and the establishment of or increase in those reserves could result in a reduction in cash distributions from levels we currently anticipate pursuant to our stated cash distribution policy. Our partnership agreement does not set a limit on the amount of cash reserves that our general partner may establish.

•
Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates (including Rice Energy) for all direct and indirect expenses they incur on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our obligations to reimburse our general partner and its affiliates are governed by our partnership agreement and the omnibus agreement we’ve entered into with our general partner and Rice Energy. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of cash available to pay distributions to our unitholders.

•
Even if our cash distribution policy is not modified or revoked, the amount of distributions we pay under our cash distribution policy and the decision to make any distribution is determined by our general partner.

•	Under Section 17-607 of the Delaware Act, we may not make a distribution if the distribution would cause our liabilities to exceed the fair value of our assets.

•
We may lack sufficient cash to pay distributions to our unitholders due to cash flow shortfalls attributable to a number of operational, commercial or other factors detailed in this prospectus as well as increases in our operating or general and administrative expenses, principal and interest payments on our debt, tax expenses, working capital requirements and anticipated cash needs. Our cash available for distribution to common unitholders is directly impacted by our cash expenses necessary to run our business and will be reduced dollar-for-dollar to the extent such uses of cash increase.

•
If we make distributions out of capital surplus, as opposed to operating surplus, any such distributions would constitute a return of capital and would result in a reduction in the minimum quarterly distribution and the target distribution levels. We do not anticipate that we will make any distributions from capital surplus.

•
If and to the extent our cash available for distribution materially declines, we may elect to reduce our quarterly cash distributions in order to service or repay our debt or fund expansion capital expenditures.

General Partner Interest. Our general partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. However, our general partner may in the future own common units or other equity interests in us and will be entitled to receive distributions on any such interests.
Subordinated Units. Rice Midstream Holdings owns all of our subordinated units. The principal difference between our common units and subordinated units is that, for any quarter during the “subordination period,” holders of the subordinated units will not be entitled to receive any distribution from operating surplus until the common units have received the minimum quarterly distribution for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages.
When the subordination period ends, each outstanding subordinated unit will convert into one common unit, which will then participate pro-rata with the other common units in distributions.
Incentive Distribution Rights. All of the incentive distribution rights are held by Rice Midstream Holdings. Incentive distribution rights represent the right to receive increasing percentages (15%, 25% and 50%) of quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved.
For any quarter in which we have distributed cash from operating surplus to the common and subordinated unitholders in an amount equal to the minimum distribution and distributed cash from surplus to the outstanding common units to eliminate any cumulative arrearages in payment of the minimum quarterly distribution, then we will distribute any additional cash from operating surplus for that quarter among the unitholders and the incentive distribution rights holders in the following manner:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Per Unit	Unitholders	Incentive Distribution Rights Holders
Minimum Quarterly Distribution	$0.1875	100%	—%
First Target Distribution	above $0.1875 up to $0.2156	100%	—%
Second Target Distribution	above $0.2156 up to $0.2344	85%	15%
Third Target Distribution	above $0.2344 up to $0.2813	75%	25%
Thereafter	above $0.2813	50%	50%
Securities Authorized for Issuance under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners” for information regarding our equity compensation plans as of December 31, 2014.
Unregistered Sales of Securities. On August 5, 2014, in connection with the formation of Rice Midstream Partners LP, we issued (i) the non-economic general partner interest in us to our general partner for no consideration and (ii) the 100%

limited partner interest in us to Rice Midstream Holdings in exchange for a note receivable of $1,000.00, in each case in an offering exempt from registration under Section 4(a)(2) of the Securities Act. There have been no other sales of unregistered securities during the year ended December 31, 2014.
Use of Proceeds from Registered Securities. On December 22, 2014, we completed our initial public offering of common units pursuant to our registration statement on Form S-1 (File No. 333-199932) declared effective by the SEC on December 16, 2014. Barclays Capital Inc. acted as representative of the underwriters and Barclays Capital Inc., Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Goldman, Sachs & Co. and RBC Capital Markets, LLC acted as the joint book-running managers in the offering. Pursuant to the registration statement, we registered the offer and sale of 28,750,000 common units, which included 3,750,000 common units subject to an option granted to the underwriters on which they fully exercised. The sale of the common units in our initial public offering and the sale of common units covered by the option closed on December 22, 2014.
The net proceeds of our initial public offering, based on the public offering price of $16.50 per share, were approximately $474.4 million, which resulted in net proceeds to us of $444.1 million after deducting underwriting discounts and commissions of approximately $30.3 million. No fees or expenses have been paid, directly or indirectly, to any officer, director or 10% unitholder or other affiliate. Approximately $414.4 million of the proceeds were distributed to Rice Energy, $25.0 million was retained by us to pre-fund our 2015 maintenance capital expenditures, approximately $2.0 million was retained to pay expenses of our initial public offering and $2.7 million was used to pay origination fees associated with our revolving credit facility.
Issuer Purchases of Equity Securities. We did not repurchase any of our common units in the year ended December 31, 2014.

Item 6. Selected Financial Data
Set forth below is our selected historical consolidated financial data as of and for the years ended December 31, 2014, 2013 and 2012. The selected historical consolidated financial data set forth below is not intended to replace our historical consolidated financial statements. You should read the following data along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes, each of which is included in this report. We believe that the assumptions underlying the preparation of our historical consolidated financial statements are reasonable.

	Year Ended December 31,
(in thousands, except per unit data)	2014	2013	2012
Statement of operations data:
Operating revenues:
Third-party	$4,585	$—	$—
Affiliate (1)	1,863	498	—
Total operating revenues	6,448	498	—

Operating expenses:
Direct operating expense	3,956	1,251	1,218
General and administrative expense	9,857	2,677	631
Incentive unit expense (2)	11,974	—	—
Stock compensation expense (2)	741	—	—
Depreciation expense	2,856	587	301
Acquisition costs	1,519	—	—
Amortization of intangible assets	1,156	—	—
Total operating expenses	32,059	4,515	2,150

Operating loss	(25,611)	(4,017)	(2,150)
Interest expense (2)	(11,609)	(3,182)	(282)
Other expense	(110)	—	—
Loss before income taxes and discontinued operations	(37,330)	(7,199)	(2,432)
Income tax benefit	10,705	—	—
Loss from continuing operations	(26,625)	(7,199)	(2,432)
Loss from discontinued operations, net of tax (3)	(3,775)	(1,636)	(696)
Net loss	$(30,400)	$(8,835)	$(3,128)

Net income attributable to RMP subsequent to the IPO	$1,162
Net income attributable to RMP per limited partner unit (basic and diluted) (4)
Common units	$0.02
Subordinated units	$0.02

Balance sheet data (at period end):
Cash	$26,832	$148	$—
Total property and equipment, net	280,077	61,563	24,586
Total assets	399,295	72,913	30,283
Total partners’ capital/parent net equity	393,350	65,778	24,056
Net cash provided by (used in):
Operating activities	$(20,617)	$(7,137)	$(2,197)
Investing activities	(338,757)	(43,272)	(14,705)
Financing activities	386,058	50,557	16,902
Operating data:
Throughput (MDth/d)
Third-party	33	—	—
Affiliate	345	95	32
Other financial data (unaudited):
Adjusted EBITDA (5)	$(7,475)	$(3,430)	$(1,849)
Adjusted EBITDA attributable to Predecessor	$(8,957)
Adjusted EBITDA attributable to RMP subsequent to IPO	$1,482
Distributable cash flow (5)	$1,359

(1)
Prior to entering into our gathering and compression agreement with Rice Energy in connection with our initial public offering on December 22, 2014, we did not charge a gathering fee to affiliates, including Rice Energy, other than a fee charged on a single receipt point pipeline in Greene County in which we own a 60% working interest.

(2)
We were allocated our proportionate share of interest expense and incentive unit and stock compensation expenses recognized by Rice Energy. These non-cash charges are described in more detail in Note 9 to the consolidated financial statements.

(3)
Our Predecessor included certain fresh water distribution assets and operations in Pennsylvania that were distributed to Rice Midstream Holdings concurrently with the closing of our initial public offering. Such fresh water distribution assets historically did not derive any revenue for our Predecessor and is presented as discontinued operations in our consolidated financial statements.

(4) Net income per limited partner unit is presented only for the period subsequent to our initial public offering.

(5)	Please read “—Non-GAAP Financial Measures.”
Non-GAAP Financial Measures
We define Adjusted EBITDA as net income (loss) before interest expense, income tax benefit, depreciation expense and non-cash stock compensation expense and certain other items management believes affect the comparability of operating results.
We define distributable cash flow as Adjusted EBITDA, less net cash paid for interest expense, acquisition costs and estimated maintenance capital expenditures. Distributable cash flow does not reflect changes in working capital estimated balances. Distributable cash flow and Adjusted EBITDA are not presentations made in accordance with GAAP.
Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	the financial performance of our assets, without regard to financing methods, capital structure or historical cost basis;

•
our operating performance and return on capital as compared to other companies in the midstream energy sector, without regard to historical cost basis or, in the case of Adjusted EBITDA, financing or capital structure;

•	our ability to incur and service debt and fund capital expenditures;

•	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of Adjusted EBITDA and distributable cash flow will provide useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and distributable cash flow are net income and net cash provided by (used in) operating activities. Our non-GAAP financial measures of Adjusted EBITDA and distributable cash flow should not be considered as an alternative to GAAP net income or net cash provided by operating activities. Each of Adjusted EBITDA and distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. You should not consider either Adjusted EBITDA or distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA and distributable cash flow to the GAAP financial measure of net gain.

	Year ended December 31
(in thousands)	2014	2013	2012
Adjusted EBITDA reconciliation to loss from continuing operations:
Net loss	$(30,400)	$(8,835)	$(3,128)
Interest expense	11,609	3,182	282
Income tax benefit	(10,705)	—	—
Depreciation expense	2,856	587	301
Acquisition costs	1,519	—	—
Amortization of intangible assets	1,156	—	—
Non-cash stock compensation expense	741	—	—
Incentive unit expense	11,974	—	—
Loss from discontinued operations, net of tax	3,775	1,636	696
Adjusted EBITDA	$(7,475)	$(3,430)	$(1,849)

Adjusted EBITDA attributable to RMP subsequent to IPO	$1,482
Cash interest expense	—
Estimated maintenance capital expenditures	(123)
Distributable cash flow	$1,359

Reconciliation of Adjusted EBITDA to Cash used in operating activities:
Adjusted EBITDA	$(7,475)	$(3,430)	$(1,849)
Interest expense	(11,609)	(3,182)	(282)
Acquisition costs	(1,519)	—	—
Changes in operating assets and liabilities which provided (used) cash	(2,472)	365	26
Cash used in operating activities of discontinued operations	2,458	(890)	(92)
Net cash used in operating activities	$(20,617)	$(7,137)	$(2,197)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please read “Cautionary Statement Regarding Forward-Looking Statements.” Also, please read the risk factors and other cautionary statements described under the heading “Item 1A.—Risk Factors” included elsewhere in this Annual Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
We are a fee-based, growth-oriented limited partnership formed by Rice Energy Inc. (NYSE: RICE) to own, operate, develop and acquire midstream assets in the Appalachian Basin. Our assets consist of natural gas gathering and compression assets servicing high quality producers in the rapidly developing dry gas core of the Marcellus Shale in southwestern Pennsylvania. We provide our services under long-term, fixed-fee contracts, primarily to Rice Energy in one of its core operating areas. We believe that our strategically located assets, high quality customers and relationship with Rice Energy position us to become a leading midstream energy company in the Appalachian Basin.
Our gas gathering assets consist of a 2.8 MMDth/d high-pressure dry gas gathering system and associated compression in Washington County, Pennsylvania and a 420 MDth/d high-pressure dry gas gathering system in Greene County, Pennsylvania.
Our Operations
Our assets are located within highly-concentrated acreage positions in the dry gas core of the Marcellus Shale in Washington and Greene Counties, Pennsylvania. The dry gas core of the Marcellus Shale in southwestern Pennsylvania is characterized by a combination of low development cost, consistently high production volumes and access to multiple takeaway pipelines, resulting in what Rice Energy believes to be among the highest rate of return wells.
We contract with Rice Energy and other producers to gather natural gas from wells and well pads located in our dedicated areas and/or near our gathering systems. The natural gas that we gather generally requires no processing or treating prior to delivery into interstate takeaway pipelines, and as of December 31, 2014, required only minimal compression. Over time, we expect to provide associated compression services on our gathering systems to Rice Energy and third parties.
We generate all of our revenues pursuant to long-term, fixed-fee contracts with Rice Energy and other leading Appalachian Basin producers. We generate revenue primarily by charging fixed fees for volumes of natural gas that we gather and compress through our systems. Our assets have been sized to accommodate the projected future production growth of Rice Energy and third parties, as well as to allow us to pursue volumes from additional third parties.

The following provides a summary of the key terms of our gas gathering and compression agreements as of December 31, 2014.

					Dedication
	Remaining Term (Years)	Gathering Fee	Compression Fee (1)	Escalation /Adjustment Mechanism (2)	Existing Acreage	Dedicated Acres
Rice Energy	15	$0.30 / Dth	$0.07 / stage	Yes	65,000 gross	Washington and Greene Counties (3)
Third Parties (4)	6	$0.43 / Dth (5)	$0.07 / Dth	Yes	21,000 gross	66,000 acres in Washington County

(1)
Compression fees under our gas gathering and compression agreements with Rice Energy and third parties are typically derived on a per stage basis. However, under certain of our third-party agreements, the per stage fees charged for compression varies depending on line pressure as opposed to being a flat fee per stage. Accordingly, the third-party compression fee is shown on a weighted average based on historical throughput.

(2)	The gathering and compression fees we receive under our gathering and compression agreements will be annually escalated based upon changes in the Consumer Price Index.

(3)
The dedicated area from Rice Energy excludes Marcellus dry gas production from an area roughly encompassing three townships in southwestern Greene County under an existing dedication to a third party in which Rice Energy owned approximately 22,000 gross acres as of December 31, 2014.

(4)
Amounts shown for third parties represent weighted averages based on historical throughput in the case of remaining term, gathering fee and compression fee (based on the year ended December 31, 2014), and in the case of dedications, aggregate acres.

(5)
Certain of our existing third-party contracts provided for an increase in the gathering fee we receive for gathering volumes upon the completion of construction of an 18-mile, 30-inch gathering pipeline connecting our gathering system in northern Washington County to TETCO, which was completed in November 2014. Prior to December 1, 2014, the weighted average fee was $0.31/Dth.

As we do not take ownership of the natural gas we gather and compress, we generally do not have direct exposure to fluctuations in commodity prices and basis differentials. However, we have some indirect exposure to commodity prices and basis differentials in that persistently low realized sales prices by our customers may cause them to delay drilling or shut-in production, which would reduce the volumes of natural gas available for gathering and compression on our systems. Please read “Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.”
Our Predecessor
In January 2010, Rice Energy began constructing its natural gas gathering systems in southwestern Pennsylvania in conjunction with commencing horizontal development of its Marcellus Shale acreage. Rice Poseidon was formed in July 2013 to hold all of Rice Energy’s wholly-owned natural gas gathering, compression and fresh water distribution assets in Pennsylvania. At the time of Rice Poseidon’s formation, the only natural gas gathering, compression and fresh water distribution assets in Pennsylvania in which Rice Energy owned any interest that were not held directly by Rice Poseidon were the Alpha Assets, which are treated as having been acquired by our Predecessor upon Rice Energy’s acquisition of the remaining 50% interest in Alpha Shale Resources, LP from a third party in January 2014. Prior to the formation of Rice Poseidon, the assets of Rice Poseidon were owned by various subsidiaries of Rice Energy.
As it relates to our Predecessor, when discussing periods:

•
prior to the formation of Rice Poseidon in July 2013, refers to the Pennsylvania natural gas gathering, compression and water distribution assets and operations held in various subsidiaries of Rice Energy;

•	subsequent to the formation of Rice Poseidon in July 2013 through January 29, 2014, refers to the natural gas gathering, compression and water distribution assets and operations of Rice Poseidon;

•
subsequent to January 29, 2014 through April 17, 2014, refers collectively to the natural gas gathering, compression and water distribution assets and operations of Rice Poseidon taken together with the Alpha Assets; and

•
subsequent to April 17, 2014 up to December 22, 2014, refers collectively to the natural gas gathering, compression and water distribution assets and operations of Rice Poseidon, the Alpha Assets and the Momentum Assets (described below) from their respective dates of acquisition.

Subsequent to January 29, 2014, our Predecessor includes the Alpha Assets, which consist of certain natural gas gathering and compression assets held in Alpha Shale Resources, LP, a wholly-owned subsidiary of Rice Energy. Prior to January 29, 2014, each of Rice Energy and a third party owned a 50% interest in Alpha Shale Resources, LP, a joint venture formed to develop natural gas acreage in the Marcellus Shale. On January 29, 2014, in connection with the completion of its initial public offering, Rice Energy acquired the remaining 50% interest in Alpha Shale Resources, LP.
In addition, on April 17, 2014, Rice Poseidon acquired, from M3 Appalachia Gathering LLC, the Momentum Assets, which consist of a 28-mile, 6- to 16-inch gathering system in eastern Washington County, Pennsylvania, and permits and rights of way in Washington and Greene Counties, Pennsylvania, necessary to construct an 18-mile, 30-inch gathering system connecting the Washington County system to TETCO.
Our Predecessor included certain fresh water distribution assets and operations in Pennsylvania that were distributed to Rice Midstream Holdings concurrently with the closing of our initial public offering. Such fresh water distribution assets historically did not derive any revenue for our Predecessor and are presented as discontinued operations in our consolidated financial statements.

Factors That Significantly Affect Comparability of Our Financial Condition and Results of Operations
Our future results of operations may not be comparable to the historical results of operations of our Predecessor presented below for the following reasons:
Revenues. There are differences in the way our Predecessor recorded revenues and the way we record revenues. As our assets have historically been a part of the integrated operations of Rice Energy, our Predecessor generally recognized only the costs and did not record revenue associated with the gathering services provided to Rice Energy on an intercompany basis. Accordingly, the revenues in our historical consolidated financial statements for periods prior to December 22, 2014 relate generally only to amounts received from third parties for these services. Subsequent to December 22, 2014, our revenues are generated by existing third-party contracts and from the gas gathering and compression agreement that we entered into with Rice Energy in connection with the closing of our initial public offering.
Midstream Build-out. All of the natural gas gathering and compression assets of our Predecessor that were contributed to us in connection with the closing of our initial public offering have been constructed in the last five years. As a result of this build out, the aggregate capacity on our natural gas gathering systems increased to 3.2 MMDth/d as of December 31, 2014 from 1.6 MMDth/d as of December 31, 2013, a 100% increase. Average daily throughput on our systems increased from 95 MDth/d for the year ended December 31, 2013 to 378 MDth/d for the year ended December 31, 2014, a 298% increase. Due to the significant build-out of our gathering systems, capital expenditures over the covered periods were higher than those that we anticipate we will experience in future periods. Capital expenditures with respect to our assets for the year ended December 31, 2013 and the year ended December 31, 2014 were $43.3 million and $172.3 million, respectively, and we expect incurring total capital expenditures of approximately $180.0 million for the year ending December 31, 2015, of which approximately $90.0 million is anticipated to pertain to the construction and development of compressor stations.
Rice Energy’s Development Focus. In the second quarter of 2013, Rice Energy, our anchor customer, shifted its operational focus from exploration to development, commencing a two-horizontal rig drilling program in the dry gas core of the Marcellus Shale in southwestern Pennsylvania. With this development focus, Rice Energy has focused almost exclusively on pad drilling, in which Rice Energy drills multiple wells on a single well pad (and a single receipt point for our gathering systems) as opposed to one or two wells per pad. As such, within our dedicated area, Rice Energy turned 41 horizontal Marcellus wells into sales in the year ended December 31, 2014 as compared to 37 horizontal Marcellus wells over the preceding four years. Furthermore, Rice Energy has continued to increase the average lateral length of wells drilled, resulting in increased initial throughput volumes per receipt point for our gathering systems.
System Acquisition. As described under “—Our Predecessor,” our Predecessor is treated as having acquired two businesses in the first half of 2014. Collectively, the acquired businesses represent approximately 40% of the natural gas volumes on our gathering systems for the year ended December 31, 2014. Similar to the balance of our assets, the assets and operations acquired were early stage assets, in particular with respect to the Momentum Assets.
General and Administrative Expenses. Our Predecessor’s general and administrative expenses included direct and indirect charges for the management of our assets and certain expenses allocated by Rice Energy for general corporate services, such as treasury, accounting and legal services. These expenses were charged or allocated to our Predecessor based on the nature of the expenses and Rice Energy’s estimate of the expense attributable to our Predecessor’s operations. Under our omnibus agreement with Rice Energy, Rice Energy charges us a combination of direct and allocated charges for general and administrative services. We also currently anticipate incurring approximately $2.5 million of incremental general and administrative expenses attributable to operating as a publicly traded partnership, such as costs associated with: annual and quarterly reporting; tax return and Schedule K-1 preparation and distribution expenses; Sarbanes-Oxley compliance expenses; expenses associated with listing on the NYSE; independent auditor fees; legal fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance expenses; and director compensation.

Financing. There are differences in the way we will finance our operations as compared to the way our Predecessor financed its operations. Historically, our Predecessor’s operations were financed as part of Rice Energy’s integrated operations and our Predecessor did not record any separate costs associated with financing its operations. Additionally, our Predecessor largely relied on capital contributions from Rice Energy to satisfy its capital expenditure requirements. For purposes of our Predecessor’s historical financial statements, we have recorded our proportionate share of Rice Energy’s interest based upon Rice Energy’s estimate of the expense attributable to our operations. We intend to make cash distributions to our unitholders at an initial distribution rate of $0.1875 per unit per quarter ($0.75 per unit on an annualized basis). Based on the terms of our cash distribution policy, we expect that we will distribute most of the cash generated by our operations to our unitholders. As a result, we expect to fund future growth capital expenditures primarily from a combination of borrowings under our revolving credit facility and the issuance of additional equity or debt securities.

How We Evaluate Our Operations
We evaluate our business on the basis of the following key measures:

•	our throughput volumes;

•	our operating expenses;

•	our Adjusted EBITDA; and

•	our distributable cash flow.
Throughput Volumes
Our management analyzes our performance based on the aggregate amount of throughput volumes on our gathering systems. We must connect additional wells or well pads within our dedicated areas in order to maintain or increase throughput volumes on our gathering systems as a whole. Our success in connecting additional wells is impacted by successful drilling activity on the acreage dedicated to our systems, our ability to secure volumes from new wells drilled on non-dedicated acreage, our ability to attract natural gas volumes currently gathered by our competitors and our ability to cost-effectively construct new infrastructure to connect new wells.
Operating Expenses
Our management seeks to maximize the profitability of our operations in part by minimizing operating expenses. These expenses are comprised primarily of field operating costs (which include labor and measurement services, among other items), compression expense and other operating costs, some of which are independent of the volumes through our systems but fluctuate depending on the scale of our operations during a specific period.
We plan to utilize Rice Energy’s operational, technical and administrative personnel to enhance our operating efficiency and overall asset utilization. In some instances, these services are available to us at a low cost compared to the expense of developing these functions internally, and we intend to use Rice Energy personnel for many general and administrative services that represent a significant expense for competing midstream businesses.
Adjusted EBITDA and Distributable Cash Flow
We define Adjusted EBITDA as net income (loss) before interest expense, income tax benefit, depreciation expense and non-cash stock compensation expense and certain other items management believes affect the comparability of operating results.
We define distributable cash flow as Adjusted EBITDA, less net cash paid for interest expense, acquisition costs and estimated maintenance capital expenditures. Distributable cash flow does not reflect changes in working capital balances. Distributable cash flow and Adjusted EBITDA are not presentations made in accordance with GAAP.
Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	the financial performance of our assets, without regard to financing methods, capital structure or historical cost basis;

•
our operating performance and return on capital as compared to other companies in the midstream energy sector, without regard to historical cost basis or, in the case of Adjusted EBITDA, financing or capital structure;

•	our ability to incur and service debt and fund capital expenditures;

•	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of Adjusted EBITDA and distributable cash flow will provide useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and distributable cash flow are net income and net cash provided by (used in) operating activities. Our non-GAAP financial measures of Adjusted EBITDA and distributable cash flow should not be considered as an alternative to GAAP net income or net cash provided by operating activities. Each of Adjusted EBITDA and distributable cash flow has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. You should not consider either Adjusted EBITDA or distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.
Results of Operations
The following table sets forth selected operating data for the year ended December 31, 2014 compared to the year ended December 31, 2013 and for the year ended December 31, 2013 compared to the year ended December 31, 2012:

	Year Ended December 31,			Year Ended December 31,		Change
	2014	2013	Change	2013	2012
Operating data: (in MDth/d)
Third-party	33	—	33	—	—	—
Affiliate	345	95	250	95	32	63
Total gathering volumes	378	95	283	95	32	63

Statement of income data: (in thousands)
Operating revenues:
Third-party	$4,585	$—	$4,585	$—	$—	$—
Affiliate	1,863	498	1,365	498	—	498
Total operating revenues	6,448	498	5,950	498	—	498

Operating expenses:
Direct operating expense	3,956	1,251	2,705	1,251	1,218	33
General and administrative expense	9,857	2,677	7,180	2,677	631	2,046
Incentive unit expense	11,974	—	11,974	—	—	—
Stock compensation expense	741	—	741	—	—	—
Depreciation expense	2,856	587	2,269	587	301	286
Acquisition costs	1,519	—	1,519	—	—	—
Amortization of intangible assets	1,156	—	1,156	—	—	—
Total operating expenses	32,059	4,515	27,544	4,515	2,150	2,365

Operating loss	(25,611)	(4,017)	(21,594)	(4,017)	(2,150)	(1,867)
Interest expense	(11,609)	(3,182)	(8,427)	(3,182)	(282)	(2,900)
Other expense	(110)	—	(110)	—	—	—
Loss before income taxes and discontinued operations	(37,330)	(7,199)	(30,131)	(7,199)	(2,432)	(4,767)
Income tax benefit	10,705	—	10,705	—	—	—
Loss from continuing operations	(26,625)	(7,199)	(19,426)	(7,199)	(2,432)	(4,767)
Loss from discontinued operations, net of tax	(3,775)	(1,636)	(2,139)	(1,636)	(696)	(940)
Net loss	$(30,400)	$(8,835)	$(21,565)	$(8,835)	$(3,128)	$(5,707)
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Gathering volumes. Gathering volumes increased from 95 MDth/d for the year ended December 31, 2013 to 378 MDth/d, an increase of 283 MDth/d. The increase was comprised of an increase in affiliate volumes of 250 MDth/d and the addition of third-party volumes of 33 MDth/d. The increase in affiliate gathering volumes was attributable to the continued build-out of our gathering systems and the acquisition of the Alpha Assets, which represented 131 MDth/d and 119 MDth/d, respectively, of the increase in affiliate volumes. The third-party volume increase was attributable to the acquisition of the Momentum Assets.
Operating revenues. Revenues from gathering and compression of natural gas increased from $0.5 million for the year ended December 31, 2013 to $6.4 million for the year ended December 31, 2014, an increase of $5.9 million. The increase year over year was due to revenues associated with third-party contracts acquired as part of the Momentum Acquisition and the revenues associated with our contract with Rice Energy from December 22, 2014 through the end of the year.
Direct operating expenses. Total direct operating expenses increased from $1.3 million for the year ended December 31, 2013 to $4.0 million for the year ended December 31, 2014, an increase of $2.7 million. The increase year-over-year was primarily due to our acquisitions of the Alpha Assets and the Momentum Assets and increased expenses associated with the ongoing operation of the gathering assets including leases for compression equipment, contract labor and permitting.
General and administrative expenses. General and administrative expenses increased from $2.7 million for the year ended December 31, 2013 to $9.9 million for the year ended December 31, 2014, an increase of $7.2 million. The increase year over year was primarily a result of additional employees and associated indirect costs incurred to operate the Partnership.
Incentive unit expense. Incentive unit expense for the year ended December 31, 2014 was $12.0 million. This expense was triggered by Rice Energy’s initial public offering in January 2014 and as such was not applicable for years prior thereto. These costs have been allocated to us based on our estimate of the expense attributable to our operations. The payment obligation as it relates to the incentive units is with Rice Energy Family Holdings, LP and NGP Rice Holdings LLC and will not be borne by Rice Energy or by us. For periods subsequent to our initial public offering, we will not be allocated incentive unit expense incurred by Rice Energy.
Stock compensation expense. Stock compensation expense for the year ended December 31, 2014 was $0.7 million. Rice Energy allocated $0.6 million of stock compensation expense to us based on our estimate of expense attributable to our operations and $0.1 million of stock compensation expense was incurred related to phantom unit awards granted in connection with our initial public offering. For periods subsequent to our initial public offering, we will not be allocated stock compensation expense incurred by Rice Energy.
Depreciation expense. Depreciation expense increased from $0.6 million for the year ended December 31, 2013 to $2.9 million for the year ended December 31, 2014, an increase of $2.3 million. The increase year over year was primarily due to additional assets placed into service in 2014.
Acquisition costs. Acquisition costs for the year ended December 31, 2014 were $1.5 million. These costs were incurred in connection with the Momentum Acquisition.
Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2014 was $1.2 million. Intangible assets were acquired in connection with the Momentum Acquisition and are amortized over 30 years.
Interest expense. Interest expense increased from $3.2 million for the year ended December 31, 2013 to $11.6 million for the year ended December 31, 2014, an increase of $8.4 million. The increase was primarily due to additional financing necessary by Rice Energy to us to allow for the continued development of our assets. For periods subsequent to our initial public offering, interest expense will be incurred in connection with borrowings under our revolving credit facility.
Income tax benefit. The $10.7 million income tax benefit was a result of the initial public offering and reorganization of Rice Energy as a corporation subject to U.S. federal income tax. Following our initial public offering, we are not subject to U.S. federal income tax and certain state income taxes due to our status as a partnership.
Discontinued operations, net of tax. The loss on discontinued operations, net of tax, increased from $1.6 million at December 31, 2013 to $3.8 million at December 31, 2014, an increase of $2.1 million. Discontinued operations represents the distribution of our fresh water distribution systems in Washington and Greene Counties, Pennsylvania to Rice Midstream Holdings concurrent with our initial public offering. The increase in loss on discontinued operations was primarily the result of increased operating expenses associated with the fresh water distribution systems and the interest expense due to additional financing necessary by Rice Energy to develop the related assets.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Gathering volumes. Gathering volumes increased from 32 MDth/d for the year ended December 31, 2012 to 95 MDth/d for the year ended December 31, 2013, an increase of 63 MDth/d, all of which increase was comprised of affiliate gathering volumes. The increase in affiliate gathering volumes was attributable to the continued build-out of our Predecessor’s gathering systems.
Direct operating expenses. Total direct operating expenses increased from $1.2 million for the year ended December 31, 2012 to $1.3 million for the year ended December 31, 2013, an increase of less than $0.1 million. The increase year over year was primarily due to increased expenses associated with the ongoing operation of the gathering assets which was offset by improved operating efficiencies.
General and administrative expenses. General and administrative expenses increased from $0.6 million for the year ended December 31, 2012 to $2.7 million for the year ended December 31, 2013, an increase of $2.1 million. The increase was primarily as a result of additional employees and associated indirect costs incurred to operate the assets.

Depreciation expense. Total depreciation expense increased from $0.3 million for the year ended December 31, 2012 to $0.6 million for the year ended December 31, 2013, an increase of $0.3 million. The increase was due to additional assets placed into service in 2013 as compared to 2012.
Interest expense. Interest expense increased from $0.3 million for the year ended December 31, 2012 to $3.2 million for the year ended December 31, 2013, primarily due to additional necessary financing by Rice Energy to us in 2013 as compared to 2012 for the continued development of our assets.
Discontinued operations, net of tax. The loss on discontinued operations, net of tax, increased from $0.7 million at December 31, 2012 to $1.6 million at December 31, 2013, an increase of $0.9 million. Discontinued operations represents the distribution of our fresh water distribution systems in Washington and Greene Counties, Pennsylvania to Rice Midstream Holdings concurrent with our initial public offering. The increase in loss on discontinued operations was primarily the result of increased operating expenses associated with the fresh water distribution systems and the interest expense due to additional financing necessary by Rice Energy to develop the related assets.
The table below shows our fourth quarter 2014 results separated between those of our Predecessor for the period October 1, 2014 through December 21, 2014, and RMP for the period December 22, 2014 (the closing date of our initial public offering) through December 31, 2014.

	RMP Predecessor	RMP	Three Months Ended
	October 1, 2014 - December 21, 2014	December 22, 2014 - December 31, 2014	December 31, 2014
Operating data: (in MDth/d)
Third-party	43	59	44
Affiliate	468	518	473
Total gathering volumes	511	577	517

Statement of income data: (in thousands)
Operating revenues:
Third-party	$1,446	$297	$1,743
Affiliate	51	1,575	1,626
Total operating revenues	1,497	1,872	3,369

Operating expenses:
Direct operating expense	929	164	1,093
General and administrative expense	1,838	227	2,065
Incentive unit expense	1,448	—	1,448
Stock compensation expense	224	138	362
Depreciation expense	869	137	1,006
Acquisition costs	1,519	—	1,519
Amortization of intangible assets	364	44	408
Total operating expenses	7,191	710	7,901

Operating income (loss)	(5,694)	1,162	(4,532)
Interest expense	(1,107)	—	(1,107)
Other expense	(110)	—	(110)
Income (loss) before income taxes and discontinued operations	(6,911)	1,162	(5,749)
Income tax benefit	2,174	—	2,174
Income (loss) from continuing operations	(4,737)	1,162	(3,575)
Loss from discontinued operations, net of tax	(739)	—	(739)
Net income (loss)	$(5,476)	$1,162	$(4,314)

Capital Resources and Liquidity
Sources and Uses of Cash
Historically, our sources of liquidity included funding from Rice Energy and cash generated from operations. We historically participated in Rice Energy’s centralized cash management program for all periods presented, whereby excess cash from most of its subsidiaries was maintained in a centralized account. Upon closing our initial public offering, we now maintain our own bank accounts and sources of liquidity and will utilize Rice Energy’s cash management system and expertise.
In addition to the retention of a portion of the net proceeds from our initial public offering to fund expansion capital expenditures, we expect that capital and liquidity will be provided by operating cash flow and borrowings under our revolving credit facility, discussed below. We expect cash flow from operations to continue to contribute to our liquidity in the future. However, other sources of liquidity will include borrowing capacity our revolving credit facility and proceeds from the issuance of additional limited partner units. We expect the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and expected quarterly cash distributions.
The board of directors of our general partner adopted a cash distribution policy pursuant to which we intend to distribute at least the quarterly distribution of $0.1875 per unit ($0.75 per unit on an annualized basis) on all of our units to the extent we have sufficient cash after the establishment of cash reserves and the payment of our expenses, including payments to our general partner and its affiliates. We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our partners will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by borrowings under our revolving credit facility or from potential capital market transactions.
Cash Flow Provided by Operating Activities
Net cash used in operating activities from continuing operations was $6.2 million for the year ended December 31, 2013 and $23.1 million for the year ended December 31, 2014. The decrease in cash flow from operations year over year was primarily the result of increased operating activities.
Net cash used in operating activities from continuing operations was $2.1 million for the year ended December 31, 2012 and $6.2 million for the year ended December 31, 2013. The decrease in cash flow from operations for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily the result of increased operating expenses.
Cash Flow Used in Investing Activities
Our capital expenditures prior to our initial public offering were funded by Rice Energy.
During the year ended December 31, 2014, we used cash flows in investing activities from continuing operations totaling $321.7 million primarily to fund the Momentum Acquisition and capital expenditures for gathering systems. During the year ended December 31, 2013, we used cash flows in investing activities from continuing operations totaling $38.0 million to fund capital expenditures for gathering systems.
During the years ended December 31, 2013 and December 31, 2012, we used cash flows in investing activities from continuing operations totaling $38.0 million and $11.2 million, respectively to fund gathering system expenditures.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities from continuing operations for the year ended December 31, 2014 of $371.4 million was primarily the result our initial public offering and contributions from Rice Energy, offset by the distribution to Rice Energy in connection with our initial public offering.  Net cash provided by financing activities from continuing operations for the year ended December 31, 2013 of $44.4 million was the result of contributions from Rice Energy.
Net cash provided by financing activities from continuing operations for the years ended December 31, 2013 and December 31, 2012 of $44.4 million and $13.4 million, respectively, was the result of contributions by Rice Energy.
Capital Requirements
The gathering and compression business is capital intensive, requiring significant investment for the maintenance of existing assets and the development of new systems and facilities. We categorize our capital expenditures as either:

•
Expansion capital expenditures: Expansion capital expenditures are cash expenditures to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system throughput. Examples of expansion capital expenditures include the construction, development or acquisition of additional gathering pipelines and compressor stations, in each case to the extent such capital expenditures are expected to expand our capacity or our operating income. In the future, if we make acquisitions that increase system throughput or capacity, the associated capital expenditures may also be considered expansion capital expenditures.

•
Maintenance capital expenditures: Maintenance capital expenditures are cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, our capacity or revenue. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to connect new wells to maintain gathering and compression, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations.

For the year ending December 31, 2015, we plan to invest $180.0 million, of which $5.0 million represent estimated maintenance capital expenditures and $175.0 million represent estimated expansion capital expenditures. Estimated maintenance capital expenditures for the year ending December 31, 2015 reflect management’s judgment of the amount of capital that will be needed annually to maintain, over the long term, the operating capacity and operating income of our assets. The types of maintenance capital expenditures that we expect to incur include expenditures to connect additional wells to maintain current gathering and compression throughput and expenditures to replace system components and equipment that have suffered significant wear and tear, become obsolete or approached the end of their useful lives. Our natural gas gathering systems have been recently constructed, and as a result we anticipate that they will require minimal levels of capital expenditure to repair wear and tear and sustain their current level of operation. The expansion capital expenditures estimated to be spent during the year ending December 31, 2015 are related to projects that will increase our long-term operating capacity and operating income and position us to capitalize on the growth opportunities we anticipate impacting our dedicated areas in the near-term. In particular, during 2015, we anticipate incurring approximately $90 million of capital expenditures pertaining to the construction and development of compressor stations.
Our future expansion capital expenditures may vary significantly from period to period based on the investment opportunities available to us. We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to our partners will be funded from cash flows internally generated from our operations. Our growth or expansion capital expenditures will be funded by borrowings under our revolving credit facility or from potential capital market transactions.
Debt Agreements and Contractual Obligations
Revolving Credit Facility
We, as guarantor, and Rice Midstream OpCo LLC, as borrower, entered into a revolving credit facility in connection with the closing of our initial public offering. Our revolving credit facility provides for lender commitments of $450.0 million, with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The credit facility provides for a letter of credit sublimit of $50.0 million. The credit facility matures on December 22, 2019.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. We have a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect. We also pay a commitment fee based on the undrawn commitment amount ranging from 35 to 50 basis points.
Our revolving credit facility is secured by mortgages and other security interests on substantially all of our properties and guarantees from us and our restricted subsidiaries.
Our revolving credit facility may limit our ability to, among other things:

•	incur or guarantee additional debt;

•	redeem or repurchase units or make distributions under certain circumstances;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
Our revolving credit facility also requires us to maintain the following financial ratios:

•
an interest coverage ratio, which is the ratio of our consolidated EBITDA (as defined within the revolving credit facility) to our consolidated current interest expense of at least 2.50 to 1.0 at the end of each fiscal quarter;

•
a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 4.75 to 1.0, and after electing to issue senior unsecured notes, a consolidated total leverage ratio of not more than 5.25 to 1.0, and, in each case, with certain increases in the permitted total leverage ratio following the completion of a material acquisition; and

•	if we elect to issue senior unsecured notes, a consolidated senior secured leverage ratio, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.50 to 1.0.
Contractual Obligations. A summary of our contractual obligations as of December 31, 2014 is provided in the following table.

	Payments due by period For the Year Ending December 31,
(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Operating lease obligations	$1,599	$1,506	$855	$855	$855	$646	$6,316
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are primarily based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate these estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of these consolidated financial statements. Please read Note 1 of the notes to our consolidated financial statements for an expanded discussion of our significant accounting policies and estimates made by management.
Property and Equipment
Property and equipment primarily consists of gathering pipelines and is stated at the lower of historical cost less accumulated depreciation, or fair value, if impaired. We capitalize construction-related direct labor and material costs. Maintenance and repair costs are expensed as incurred.
Depreciation is computed over the asset’s estimated useful life using the straight-line method, based on estimated useful lives and salvage values of assets. Gathering pipelines are depreciated over a 60 year useful life. Uncertainties that may impact these estimates include, among others, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions and supply and demand in the area. When assets are placed into service, management makes estimates with respect to useful lives and salvage values that management believes are reasonable. However, subsequent events could cause a change in estimates, thereby impacting future depreciation amounts.
We evaluate the ability to recover the carrying amount of long-lived assets and determine whether such long-lived assets have been impaired. Impairment exists when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable, based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to impairment expense. No impairments have been recorded in our accompanying consolidated financial statements.
General and Administrative Costs
For periods prior to our initial public offering, general and administrative costs were allocated to our Predecessor based on the nature of the expenses and were allocated based on our estimate of the expense attributable to our operations. These allocations were based on estimates and assumptions that management believes are reasonable. Upon completion of our initial public offering, we entered into an omnibus agreement with Rice Energy, our general partner, Rice Poseidon and Rice Midstream Holdings. Pursuant to the omnibus agreement, Rice Energy performs centralized corporate and general and administrative services for us, such as financial and administrative, information technology, legal, health, safety and environmental, human resources, procurement, engineering, business development, investor relations, insurance and tax. In exchange, we reimburse Rice Energy for the expenses incurred in providing these services.
Incentive Unit and Stock Compensation Expenses
Similar to general and administrative expenses, for periods prior to our initial public offering, our Predecessor was allocated its proportionate share of certain incentive unit and stock compensation expenses recognized by Rice Energy based on Rice Energy’s estimate of the expense attributable to our Predecessor’s operations. For periods subsequent to our initial public offering, we will not be allocated incentive unit and stock compensation expenses incurred by Rice Energy. For a discussion of these expenses, please read Note 6 and Note 9 to our consolidated financial statements.
Goodwill
Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. We evaluate goodwill for impairment at least annually, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Step 1 is to determine the fair value of the reporting unit and if such fair value is greater than the carrying value a Step 2 analysis is not required. However, in the event a Step 2 analysis is required, if the carrying amount of the goodwill exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss. Management performed a Step 1 analysis for 2014 and determined the fair value of our business using both the income and market approaches. This type of analyses require us to make assumptions and estimates regarding industry and economic factors such as production volumes, commodity pricing, discount rates, gathering rates and natural gas reserves. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. No impairments for goodwill have been recorded for the year ended December 31, 2014.
Acquisitions
In accordance with accounting guidance for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. We use all available information to estimate fair values.
Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including both the income and market approaches. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. If actual results are materially different than the assumptions we used to determine fair value of the assets and liabilities acquired through a business combination, it is possible that adjustments to the carrying values of such assets and liabilities will have an impact on our net earnings. For additional information on acquisitions, please read Note 3 to our consolidated financial statements.

Discontinued Operations
The fresh water distribution assets included in our Predecessor were distributed to Rice Midstream Holdings concurrent with the closing of our initial public offering. Similar to the natural gas gathering and compression assets of our Predecessor, these assets have been in the early stages of development. These assets have historically serviced Rice Energy’s completion needs for which Rice Energy was not charged a fee prior to December 22, 2014. As such, the inclusion of the fresh water distribution assets in our Predecessor primarily results in increased capital expenditures and operating expenses for periods prior to December 22, 2014, but has no impact on the revenues of our Predecessor. The operations and assets of the fresh water distribution system are presented as discontinued operations in the consolidated financial statements. Please read Note 10 of the notes to the consolidated financial statements for an expanded discussion of the historical presentation of the fresh water distribution assets.
New Accounting Pronouncements
In May 2014, the FASB issued ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU No. 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements to which an entity must consider in recognizing revenue as this update will replace multiple locations for guidance. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal and interim periods beginning after December 15, 2016 and should be applied retrospectively. Early adoption of this standard is not permitted. The Partnership is currently evaluating the impact of the provisions of ASU 2014-09.
Off-Balance Sheet Arrangements
Currently, we do not have any off-balance sheet arrangements as defined by the SEC. In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our consolidated financial statements in accordance with GAAP. See Note 4 to our consolidated financial statements for a description of our commitments and contingencies.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.
Commodity Price Risk
The gas gathering and compression agreement with Rice Energy provides for fixed-fee structures, and we intend to continue to pursue additional fixed-fee opportunities with Rice Energy and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Rice Energy or third parties do not provide for fixed-fee structures, we may become subject to commodity price risk. Moreover, we have some indirect exposure to commodity prices and basis differentials in that persistently low realized sales prices by our customers may cause them to delay drilling or shut in production, which would reduce the volumes of natural gas available for gathering and compression on our systems. Please read “Item 1A. Risk Factors—Risks Related to Our Business—Our exposure to commodity price risk may change over time.”
Interest Rate Risk
As described above, in connection with the closing of our initial public offering, we entered into a new $450.0 million revolving credit facility. We may or may not hedge the interest on portions of our borrowings under the credit facility from time-to-time in order to manage risks associated with floating interest rates.
Credit Risk
We are dependent on Rice Energy as our most significant current customer, and we expect to derive a substantial majority of our revenues from Rice Energy for the foreseeable future. As a result, any event, whether in our dedicated areas or otherwise, that adversely affects Rice Energy’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution.
Further, we are subject to the risk of non-payment or non-performance by Rice Energy, including with respect to our gathering and compression agreement. We cannot predict the extent to which Rice Energy’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Rice Energy’s ability to execute its drilling and development program or to perform under our agreements. Any material non-payment or non-performance by Rice Energy could reduce our ability to make distributions to our unitholders. Please read “Item 1A. Risk Factors—Risks Related to Our Business—Because a substantial majority of our revenue currently is, and over the long term is expected to be, derived from Rice Energy, any development that materially and adversely affects Rice Energy’s operations, financial condition or market reputation could have a material and adverse impact on us.”

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors of Rice Midstream Management LLC and Unitholders of
Rice Midstream Partners LP

We have audited the accompanying consolidated balance sheets of Rice Midstream Partners LP (the Partnership) as of December 31, 2014 and 2013, and the related consolidated statements of operations, cash flows and partners’ capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rice Midstream Partners LP at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
March 13, 2015

Rice Midstream Partners LP
Consolidated Balance Sheets

	December 31,
(in thousands)	2014	2013
Assets
Current assets:
Cash	$26,832	$148
Accounts receivable	297	127
Accounts receivable - affiliate	2,049	112
Prepaid expenses and other	32	—
Deposits	201	—
Total current assets	29,411	387

Property and equipment, net	280,077	61,563
Deferred financing costs, net	2,874	—
Goodwill	39,142	—
Intangible assets, net	47,791	—
Noncurrent assets of discontinued operations	—	10,963
Total assets	$399,295	$72,913

Liabilities and partners’ capital
Current liabilities:
Accounts payable	109	4,685
Accrued capital expenditures	4,103	590
Payable to affiliate	156	304
Other accrued liabilities	1,577	256
Liabilities of discontinued operations	—	902
Total current liabilities	5,945	6,737

Long-term liabilities:
Noncurrent liabilities of discontinued operations	—	398
Total liabilities	5,945	7,135

Partners’ capital	393,350	—
Parent net equity	—	65,778
Total liabilities and partners’ capital	$399,295	$72,913
The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Midstream Partners LP
Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except unit data)	2014	2013	2012
Operating revenues:
Third-party	$4,585	$—	$—
Affiliate	1,863	498	—
Total operating revenues	6,448	498	—

Operating expenses:
Direct operating expense	3,956	1,251	1,218
General and administrative expense (1)	9,857	2,677	631
Incentive unit expense (2)	11,974	—	—
Stock compensation expense (3)	741	—	—
Depreciation expense	2,856	587	301
Acquisition costs	1,519	—	—
Amortization of intangible assets	1,156	—	—
Total operating expenses	32,059	4,515	2,150

Operating loss	(25,611)	(4,017)	(2,150)
Interest expense (4)	(11,609)	(3,182)	(282)
Other expense	(110)	—	—
Loss before income taxes and discontinued operations	(37,330)	(7,199)	(2,432)
Income tax benefit	10,705	—	—
Loss from continuing operations	(26,625)	(7,199)	(2,432)
Loss from discontinued operations, net of tax	(3,775)	(1,636)	(696)
Net loss	$(30,400)	$(8,835)	$(3,128)

Calculation of limited partner interest in net income:
Net loss	$(30,400)
Less: Pre-IPO net loss allocated to parent	(31,562)
Limited partner net income	$1,162

Net income per limited partner unit (basic and diluted) (5)
Common units	$0.02
Subordinated units	$0.02

(1)	General and administrative expenses include charges from Rice Energy of $8.4 million, $2.4 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Incentive unit expense for the year ended December 31, 2014 was allocated from Rice Energy.

(3)	Stock compensation expense includes charges from Rice Energy of $0.6 million for the year ended December 31, 2014.

(4)	Interest expense includes charges from Rice Energy of $11.6 million, $3.2 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(5)	Net income per limited partner unit is presented only for the period subsequent to the Partnership's initial public offering.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Midstream Partners LP
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net loss	$(30,400)	$(8,835)	$(3,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of income taxes	3,775	1,636	696
Depreciation and amortization expense	2,856	587	301
Amortization of intangibles	1,156	—	—
Incentive unit expense	11,974	—	—
Stock compensation expense	741	—	—
Deferred income tax benefit	(10,705)	—	—
(Increase) decrease in:
Accounts receivable	(2,106)	(127)	—
Prepaid expenses and other	(236)	(112)	—
Increase (decrease) in:
Accounts payable	(528)	106	—
Accrued liabilities	398	498	26
Net cash used in operating activities of continuing operations	(23,075)	(6,247)	(2,105)
Net cash proided by (used in) operating activities of discontinued operations	2,458	(890)	(92)
Net cash used in operating activities	(20,617)	(7,137)	(2,197)

Cash flows from investing activities:
Capital expenditures	(155,230)	(37,988)	(11,245)
Acquisition of Marcellus joint venture	(55,000)	—	—
Acquisition of Momentum assets	(111,447)	—	—
Net cash used in investing activities of continuing operations	(321,677)	(37,988)	(11,245)
Net cash used in investing activities of discontinued operations	(17,080)	(5,284)	(3,460)
Net cash used in investing activities	(338,757)	(43,272)	(14,705)

Cash flows from financing activities:
Costs related to initial public offering	(2,396)	—	—
Common units issuance	444,134	—	—
Additions to deferred financing costs	(2,873)	—	—
Contributions from parent	347,004	44,382	13,350
Distribution to Rice Energy	(414,433)	—	—
Net cash provided by financing activities of continuing operations	371,436	44,382	13,350
Net cash provided by financing activities of discontinued operations	14,622	6,175	3,552
Net cash provided by financing activities	386,058	50,557	16,902

Net increase in cash	26,684	148	—
Cash at the beginning of the year	148	—	—
Cash at the end of the year	$26,832	$148	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Midstream Partners LP
Statements of Consolidated Partners’ Capital

		Limited Partners
(in thousands)	Parent Net Equity	Common	Subordinated	Total
Balance, January 1, 2012	$10,282	$—	$—	$10,282
Contributions from parent, net	16,902	—	—	16,902
Net loss	(3,128)	—	—	(3,128)
Balance, December 31, 2012	$24,056	$—	$—	$24,056
Contributions from parent, net	50,557	—	—	50,557
Net loss	(8,835)	—	—	(8,835)
Balance, December 31, 2013	$65,778	$—	$—	$65,778
Contributions from parent, net	347,004	—	—	347,004
Elimination of current and deferred tax liabilities	4,035	—	—	4,035
Net loss attributable to parent	(31,562)	—	—	(31,562)
Distribution of fresh water distribution assets	(20,510)	—	—	(20,510)
Contribution of net assets to Rice Midstream Partners LP	(364,745)	46	364,699	—
Issuance of common units to public, net of offering costs	—	441,738	—	441,738
Distribution of proceeds	—	(52)	(414,381)	(414,433)
Stock compensation	—	138	—	138
Limited partner net income	—	581	581	1,162
Balance, December 31, 2014	$—	$442,451	$(49,101)	$393,350
The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Midstream Partners LP
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies and Related Matters
Organization, Operations and Principals of Consolidation
Rice Midstream Partners LP (“Rice Midstream Partners” or the “Partnership”), which closed its initial public offering (“IPO”) on December 22, 2014, is a growth-oriented Delaware limited partnership formed by Rice Energy Inc. (“Rice Energy”) in August 2014. Prior to December 22, 2014, the natural gas gathering, compression and water distribution assets of Rice Poseidon Midstream, LLC (“Rice Poseidon”), together with the natural gas gathering and water distribution assets (the “Alpha Assets”) of Alpha Shale Resources, LP (“Alpha Shale”), constitute the predecessor to Rice Midstream Partners for accounting purposes (the “Predecessor”). References in these consolidated financial statements to the Partnership, when used for periods prior to its IPO, refer to the Predecessor. References in these consolidated financial statements, when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. References in these consolidated financial statements to “Rice Energy” refer collectively to Rice Energy, Inc. and its consolidated subsidiaries, other than our Predecessor.
Rice Poseidon was formed in July 2013 to hold all of Rice Drilling B LLC’s (“Rice Drilling B”) wholly-owned natural gas gathering, compression and fresh water distribution assets in Pennsylvania. Rice Drilling B is a wholly-owned operating company of Rice Energy. At the time of the formation of Rice Poseidon, the only natural gas gathering, compression and fresh water distribution assets in Pennsylvania not included in Rice Poseidon and in which Rice Drilling B owned any interest were the Alpha Assets, which are treated as having been acquired by the Predecessor upon Rice Drilling B’s acquisition of the remaining 50% interest in Alpha Shale from a third party in January 2014. Prior to the formation of Rice Poseidon, the assets of Rice Poseidon were held in various subsidiaries of Rice Drilling B.
As it relates to the Predecessor, when discussing periods:

•
prior to the formation of Rice Poseidon in July 2013, refers to the Pennsylvania natural gas gathering, compression and water distribution assets and operations held in various subsidiaries of Rice Drilling B;

•	subsequent to the formation of Rice Poseidon in July 2013 through January 29, 2014, refers to the natural gas gathering, compression and water distribution assets and operations of Rice Poseidon;

•
subsequent to January 29, 2014 through April 17, 2014, refers collectively to the natural gas gathering, compression and water distribution assets and operations of Rice Poseidon taken together with the Alpha Assets; and

•
subsequent to April 17, 2014 up to December 22, 2014, refers collectively to the natural gas gathering, compression and water distribution assets and operations of Rice Poseidon, the Alpha Assets and the Momentum Assets (discussed below) from their respective dates of acquisition.

Subsequent to January 29, 2014, the Predecessor includes the Alpha Assets. Prior to January 29, 2014, Rice Energy and a third party each owned a 50% interest in Alpha Shale, a joint venture formed to own and develop natural gas acreage in the Marcellus shale, including the Alpha Assets. On January 29, 2014, in connection with the completion of its initial public offering, Rice Energy acquired the remaining 50% third-party interest in Alpha Shale.
In addition, on April 17, 2014, Rice Poseidon acquired the natural gas gathering assets (the “Momentum Assets”) in eastern Washington and Greene Counties, Pennsylvania, from M3 Appalachia Gathering LLC.
The Predecessor includes certain fresh water distribution assets and operations in Pennsylvania prior to the completion of the Partnership's IPO. Such retained fresh water distribution assets historically have not derived any revenue for the Predecessor. Please see Note 10 for additional discussion of the presentation of the fresh water distribution assets as discontinued operations.
The consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These consolidated financial statements have been prepared, prior to December 22, 2014, from the separate records maintained by Rice Energy and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods prior to the Partnership's IPO. Because a direct ownership relationship did not exist among the businesses comprising the Predecessor, the net investment in the Predecessor is shown as parent net equity in the consolidated financial statements. Subsequent to the Partnerships IPO, the consolidated financial statements include the accounts of Rice Midstream Partners and its subsidiaries; Rice Midstream OpCo LLC (“Rice Midstream OpCo”) and Rice Poseidon. Transactions between the Partnership and Rice Energy have been identified in the consolidated financial statements as transactions between related parties.

The Partnership does not have any employees. Operational support for the Partnership is provided by Rice Energy. Rice Energy’s employees manage and conduct the Partnership’s daily business operations.
The Partnership’s cost of doing business incurred by Rice Energy on behalf of the Partnership have been reflected in the accompanying consolidated financial statements. These costs include general and administrative expenses allocated by Rice Energy to the Partnership in exchange for:

•	business services, such as payroll, accounts payable and facilities management;

•	corporate services, such as finance and accounting, legal, human resources and public and regulatory policy; and

•	employee compensation.
Use of Estimates
The Partnership prepares its consolidated financial statements in conformity with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Risks and Uncertainties
The Partnership relies on revenues generated from its gathering and compression systems, all of which are located in two counties within the Appalachian Basin. As a result of this concentration, the Partnership may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area. Additionally, the Partnership is substantially dependent on Rice Energy as its most significant current customer, and the Partnership expects to derive a substantial majority of its revenues from Rice Energy for the foreseeable future. As a result, any event, whether in the Partnership’s dedicated areas or otherwise, that adversely affects Rice Energy’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect its revenues and cash available for distribution.
Revenue Recognition
Revenues relating to the gathering of natural gas are recognized in the period service is provided. Under these arrangements, the Partnership receives a fee or fees for gathering of natural gas and/or compression services. The revenue the Partnership earns from these arrangements is generally directly related to the volume of natural gas that flows through its systems. Revenue is recognized for gathering activities when deliveries of natural gas are made.
Cash
The Partnership maintains cash at financial institutions which may at times exceed federally insured amounts and which may at times significantly exceed consolidated balance sheet amounts due to outstanding checks. The Partnership has no other accounts that are considered cash equivalents.
Accounts Receivable
Accounts receivable are stated at their historical carrying amount. The Partnership extends credit to parties in the normal course of business based upon management’s assessment of their creditworthiness. A valuation allowance is provided for those accounts for which collection is estimated as doubtful; uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the party. There was no allowance recorded for any of the years presented in the consolidated financial statements.
Asset Retirement Obligations
The Partnership operates and maintains its gathering systems and it intends to do so as long as supply and demand for natural gas exists, which the Partnership expects for the foreseeable future. Therefore, no asset retirement obligation has been recorded for its gathering systems as the Partnership believes that these assets have indeterminate useful lives.
Interest
The Partnership capitalizes interest on expenditures for significant capital projects while activities are in progress to bring the assets to their intended use. Upon completion of construction of the asset, the associated capitalized interest costs are included within the Partnership’s asset base and depreciated accordingly. The following table summarizes the components of the Partnership’s interest incurred for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Interest incurred:
Interest expensed	$11,609	$3,182	$282
Interest capitalized	402	1,324	1,385
Total incurred	$12,011	$4,506	$1,667
Property and Equipment
Property and equipment is recorded at cost and is being depreciated over estimated useful lives of fifteen to sixty years on a straight-line basis. Depreciation expense was $2.9 million, $0.6 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The following table provides detail of property and equipment presented in the consolidated balance sheets for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
(in thousands)	2014	2013
Natural gas gathering assets	$251,075	$44,085
Natural gas gathering assets in progress	32,783	18,495
Accumulated depreciation	(3,861)	(1,017)
Natural gas gathering assets, net	279,997	61,563
Other property and equipment, net	80	—
Property and equipment, net	$280,077	$61,563
Impairment of Long-Lived Assets
The Partnership evaluates the ability to recover the carrying amount of long-lived assets and determine whether such long-lived assets have been impaired. Impairment exists when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable, based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to impairment expense.
Fair value represents the estimated price between market participants to sell an asset in the principal or most advantageous market for the asset, based on assumptions a market participant would make. When warranted, management assesses the fair value of long-lived assets using commonly accepted techniques and may use more than one source in making such assessments. Sources used to determine fair value include, but are not limited to, recent third-party comparable sales, internally developed discounted cash flow analyses and analyses from outside advisors. Significant changes, such as changes in contract rates or terms, the condition of an asset, or management’s intent to utilize the asset, generally require management to reassess the cash flows related to long-lived assets. A reduction of carrying value of fixed assets would represent a Level 3 fair value measure. No impairments for such assets have recorded for the years presented herein.
Goodwill and Intangible Assets
Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. The Partnership evaluates goodwill for impairment at least annually, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the carrying amount of the goodwill of the identifiable assets exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss. No impairments for such assets have been recorded for the year ended December 31, 2014.
Intangible assets are comprised of customer contracts acquired in the Momentum Acquisition based upon the estimated fair value of the assets at the acquisition date. The customer contracts acquired had an initial contract terms of 10 years (six years remaining) with five and one year renewal options.  Based upon management’s understanding of the life of the underlying reserves and the geographically advantaged location of the acquired midstream assets, it has been determined that the customer contracts will have a useful life of thirty years.  The assets will be amortized using a straight line method and amortization expense recorded in the consolidated statements of operations for the year ended December 31, 2014 was $1.2 million. The estimated annual amortization expense over the next five years is as follows: 2015-$1.6 million, 2016-$1.6 million, 2017-$1.6 million, 2018-$1.6 million and 2019-$1.6 million.
Goodwill and intangible assets as of December 31, 2014 are detailed below.

	December 31, 2014
(in thousands)	Gross	Accumulated Amortization	Net
Goodwill	$39,142	—	$39,142
Customer contracts	$48,947	(1,156)	$47,791
Deferred Financing Costs
Deferred financing costs are amortized on a straight-line basis, which approximates the interest method, over the term of the related agreement. The annual amortization of deferred financing costs for years subsequent to December 31, 2014, is expected to be approximately $0.6 million in 2015, $0.6 million in 2016, $0.6 million in 2017, $0.6 million in 2018 and $0.6 million in 2019.
Reclassification
The consolidated financial statements and notes previously reported in prior periods have been recast to reflect the presentation of discontinued operations as a result of the distribution of all water system assets. Please see Note 10 for additional information of discontinued operations.
New Accounting Pronouncements
In May 2014, the FASB issued ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU No. 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements to which an entity must consider in recognizing revenue as this update will replace multiple locations for guidance. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal and interim periods beginning after December 15, 2016 and should be applied retrospectively. Early adoption of this standard is not permitted. The Partnership is currently evaluating the impact of the provisions of ASU 2014-09.

2.	Long-Term Debt
On December 22, 2014, Rice Midstream OpCo entered into a revolving credit agreement (the “revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The credit facility provides for a letter of credit sublimit of $50.0 million. As of December 31, 2014, Rice Midstream OpCo had no borrowings outstanding and no letters of credit under this facility. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The Partnership is the guarantor of the obligations under the revolving credit facility.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Partnership has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bears interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bears interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect. The Partnership will also pay a commitment fee based on the undrawn commitment amount ranging from 35 to 50 basis points.

The Partnership’s revolving credit facility is secured by mortgages and other security interests on substantially all of its properties and guarantees from the Partnership and its restricted subsidiaries.
The Partnership’s revolving credit facility limits the Partnership’s ability to, among other things:

•	incur or guarantee additional debt;

•	redeem or repurchase units or make distributions under certain circumstances;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.

The Partnership’s revolving credit facility also requires the Partnership to maintain the following financial ratios:

•
an interest coverage ratio, which is the ratio of the Partnership’s consolidated EBITDA (as defined within the revolving credit facility) to its consolidated current interest expense of at least 2.50 to 1.0 at the end of each fiscal quarter;

•
a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 4.75 to 1.0, and after electing to issue senior unsecured notes, a consolidated total leverage ratio of not more than 5.25 to 1.0, and, in each case, with certain increases in the permitted total leverage ratio following the completion of a material acquisition; and

•
if the Partnership elects to issue senior unsecured notes, a consolidated senior secured leverage ratio, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.50 to 1.0.

3.    Acquisitions
On January 29, 2014, in connection with the completion of its initial public offering, Rice Energy acquired the remaining 50% interest owned by a third party in Alpha Shale. Alpha Shale owned approximately 6.9 miles of gathering pipeline that now comprises a portion of the Partnership's assets. Rice Energy provided a total consideration of cash and its common stock valued at $322.0 million for the 50% interest. A valuation was performed based upon estimated replacement cost at the date of acquisition resulting in an allocation of $60.5 million to the midstream net assets of Alpha Shale. The $60.5 million was comprised of $25.7 million of property and equipment, $39.1 million of goodwill and a deferred tax liability of $4.3 million.
The following table provides the operating results of the 100% owned joint venture, subsequent to the completion of the purchase of the remaining 50% interest in Alpha Shale for the year ended December 31, 2014, not including operating expenses allocated from Rice Energy.

(in thousands)	Year Ended December 31, 2014
Revenue	$—
Net loss	$(1,414)
On February 12, 2014, Rice Poseidon entered into a purchase and sale agreement with M3 Appalachia Gathering LLC, a Delaware limited liability company, to acquire certain gas gathering assets in eastern Washington and Greene Counties, Pennsylvania. On April 17, 2014, Rice Poseidon completed the Momentum Acquisition for aggregate consideration of approximately $111.4 million (the “Purchase Price”). The Purchase Price was funded by Rice Energy with cash on hand and is included as a contribution from parent in these consolidated financial statements. The Purchase Price was allocated to intangible assets in the amount of $48.9 million related to customer contracts and the remaining balance was recorded as property and equipment.
The properties acquired in the Momentum Acquisition consist of a 28-mile, 6-inch-16-inch gathering system in eastern Washington County, Pennsylvania, and permits and rights of way in Washington and Greene Counties, Pennsylvania, necessary to construct an 18-mile, 30-inch gathering system connecting the northern system to the Texas Eastern pipeline. The northern system is supported by long-term contracts with acreage dedications covering approximately 21,000 acres from third parties.
The following table provides the operating results of the assets acquired in the Momentum Acquisition, subsequent to the acquisition, for the year ended December 31, 2014, not including operating expenses allocated from Rice Energy.

(in thousands)	Year Ended December 31, 2014
Revenue	$4,585
Net income	$1,247
Pro Forma Information (unaudited)
The following unaudited pro forma combined financial information presents the Partnership’s results as though the midstream assets of Alpha Shale had been acquired at January 1, 2014 and January 1, 2013, respectively.

	Years Ended December 31,
(in thousands)	2014	2013
Pro forma net revenues	$6,448	$498
Pro forma net loss	$(30,487)	$(6,726)
The following unaudited pro forma combined financial information presents the Partnership’s results as though the Momentum Acquisition had been completed at January 1, 2014 and January 1, 2013, respectively.

	Years Ended December 31,
(in thousands)	2014	2013
Pro forma net revenues	$8,370	$1,850
Pro forma net loss	$(30,076)	$(6,675)

4.	Commitments and Contingencies
Lease Obligations
The Partnership has lease obligations for compression equipment under an existing contracts with third parties. Rent expense included in direct operating expense for the year ended December 31, 2014 was $0.3 million. Future payments for this equipment of December 31, 2014 totaled $6.3 million (2015-$1.6 million, 2016-$1.5 million, 2017-$0.9 million, 2018-$0.9 million, 2019-$0.9 million and thereafter-$0.6 million).
Environmental Obligations
The Partnership is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. The Partnership believes there are currently no such matters that will have a material adverse effect on its results of operations, cash flows or financial position.

5.	Partners’ Capital
On December 22, 2014, the Partnership completed an underwritten IPO of 28,750,000 common units representing limited partner interests in the Partnership. Rice Energy retained a 50% equity interest in the Partnership, consisting of 3,623 common units and 28,753,623 subordinated units. Prior to the IPO, Rice Energy contributed to the Partnership 100% of Rice Poseidon. A wholly-owned subsidiary of Rice Energy serves as the general partner of the Partnership.
The Partnership received cash proceeds, net of issuance costs, of approximately $444.1 million upon the closing of the IPO. Approximately $414.4 million of the proceeds were distributed to the Rice Energy, $25.0 million was retained by the Partnership to pre-fund certain maintenance capital expenditures, approximately $2.0 million was retained to pay expenses of the IPO and $2.7 million was used by the Partnership to pay revolving credit facility origination fees associated with the credit agreement entered into by the Partnership at the closing of the IPO.
6. Phantom Unit Awards
In connection with the closing of the IPO, the Partnership’s general partner granted phantom unit awards under the Rice Midstream Partners LP 2014 Long Term Incentive Plan (the “LTIP”) to certain non-employee directors of the Partnership and executive officers and employees of Rice Energy. Pursuant to the LTIP, the maximum aggregate number of common units that may be issued pursuant to any and all awards under the LTIP shall not exceed 5,000,000 common units, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of Awards, as provided under the LTIP. In connection with the IPO, phantom units representing the right to cash equal to the value of 9,333 common units were granted that are accounted for as liability-based awards, expected to be settled in cash, and phantom units representing the right to receive 435,549 common units were granted that are accounted for as equity-based awards. The liability-based awards will be adjusted to fair market value on a quarterly basis and will cliff vest at the end of the requisite service period of one and a half years. The equity-based awards are valued based upon the IPO price of the Partnership’s common units and will cliff vest at the end of the requisite service period from one and a half to two years. The Partnership recorded $0.1 million of stock compensation expense related to these awards in the year ended December 31, 2014. Total unrecognized compensation expense expected to be recognized over the remaining vesting period as of December 31, 2014 is $6.9 million for these awards.
The following table summarizes the activity for the equity-based awards during the year ended December 31, 2014.

	Number of units	Weighted average grant date fair value
Total unvested, January 1, 2014	—	$—
Granted	435,549	16.50
Vested	—
Forfeited	—
Total unvested - December 31, 2014	435,549	$16.50
The following table details the scheduled vesting of the unvested equity-based awards at December 31, 2014.

Vesting Date	Number of units
2015	—
2016	435,549
435,549
See Note 9 for discussion of Rice Energy’s allocation of expense related to its stock compensation plans prior to the IPO.

287.	Net Income per Limited Partner Unit and Cash Distributions
The Partnership’s net income is allocated to the limited partners, including subordinated unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to the incentive distribution rights allocable to Rice Midstream Holdings LLC (“Rice Midstream Holdings”), a wholly-owned subsidiary of Rice Energy. The allocation of undistributed earnings, or net income in excess of distributions, to the incentive distribution rights is limited to cash available for distribution for the period. The Partnership's net income allocable to the limited partners is allocated between common and subordinated unitholders by applying the provisions of the Partnership's partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Any common units issued during the period are included on a weighted-average basis for the days in which they were outstanding.
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the LTIP, were exercised, settled or converted into common units. When it is determined that potential common units should be included in diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method.

The following table presents Partnership’s calculation of net income per limited partner unit for common and subordinated limited partner units. Net income attributable to the periods prior to the IPO is not allocated to the limited partners for purposes of calculating net income per limited partner unit.

(in thousands, except unit data)	Year Ended December 31, 2014
Net loss	$(30,400)
Less: Pre-IPO net loss allocated to parent	(31,562)
Limited partner net income	$1,162

Net income allocable to common units	$581
Net income allocable to subordinated units	581
Limited partner net income	$1,162

Weighted-average limited partner units outstanding - basic:
Common units	28,753,623
Subordinated units	28,753,623
Total	57,507,246

Weighted-average limited partner units outstanding - diluted:
Common units	28,755,346
Subordinated units	28,753,623
Total	57,508,969

Net income per limited partner unit - basic:
Common units	$0.02
Subordinated units	0.02
Total	$0.02

Net income per limited partner unit - diluted:
Common units	$0.02
Subordinated units	0.02
Total	$0.02
Within 60 days after the end of each quarter, it is the Partnership’s intent to distribute to the holders of common and subordinated units on a quarterly basis the minimum quarterly distribution of $0.1875 per unit (or $0.75 on an annualized basis) to the extent it has sufficient cash after the establishment of cash reserves and the payment of its expenses, including payments to its general partner and affiliates.
Subordinated Units
Rice Midstream Holdings owns all of the Partnership’s subordinated units. The principal difference between the Partnership’s common units and subordinated units is that, for any quarter during the “subordination period,” holders of the subordinated units will not be entitled to receive any distribution from operating surplus until the common units have received the minimum quarterly distribution for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages. When the subordination period ends, each outstanding subordinated unit will convert into one common unit, which will then participate pro-rata with the other common units in distributions.

Incentive Distribution Rights
All of the incentive distribution rights are held by Rice Midstream Holdings. Incentive distribution rights represent the right to receive increasing percentages (15%, 25% and 50%) of quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels (described below) have been achieved.
For any quarter in which the Partnership has distributed cash from operating surplus to the common and subordinated unitholders in an amount equal to the minimum distribution, then the Partnership will distribute any additional available cash from operating surplus for that quarter among the unitholders and the incentive distribution rights holders in the following manner:

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Per Unit	Unitholders	Incentive Distribution Rights Holders
Minimum Quarterly Distribution	$0.1875	100%	—%
First Target Distribution	above $0.1875 up to $0.2156	100%	—%
Second Target Distribution	above $0.2156 up to $0.2344	85%	15%
Third Target Distribution	above $0.2344 up to $0.2813	75%	25%
Thereafter	above $0.2813	50%	50%
No cash distributions were made to limited partners during the year ended December 31, 2014.

8.	Income Taxes
Prior to the IPO, the Partnership’s income was included as part of Rice Energy’s consolidated federal tax return. In conjunction with the contribution of the ownership of Rice Poseidon by Rice Energy immediately prior to the IPO, approximately $4.0 million of deferred tax liabilities were eliminated through equity. The Partnership did not report any income tax benefit or expense for periods prior to January 29, 2014, which was the date of Rice Energy’s initial public offering, because Rice Energy’s accounting predecessor was a limited liability company that was not subject to federal income tax. Effective, December 22, 2014, as a result of its limited partnership structure, the Partnership is a partnership for income tax purposes and no longer subject to federal and state income taxes. For the period beginning January 29, 2014 and ending December 21, 2014, Rice Energy allocated the Predecessor income tax expense. Subsequent to the IPO, for federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated flow through to the owners, and accordingly, do not result in a provision for income taxes for the Partnership. Net income for financial statement purposes may differ significantly from taxable income of unitholders because of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership’s partnership agreement. The aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner's tax attributes is not available to us. The components of the income tax benefit for the period from January 29, 2014 to December 21, 2014, are as follows:

(in thousands)
Current tax benefit:
Federal	$—
State	—
Total	—
Deferred tax benefit:
Federal	(8,128)
State	(2,577)
Total	(10,705)
Total income tax benefit	$(10,705)

Income tax expense differs from amounts computed at the federal statutory rate of 35% on pre-tax income as follows:

(in thousands)
Tax at statutory rate	$(13,066)
State income taxes	(1,675)
Incentive unit expense	4,191
Partnership net income not subject to taxes	(366)
Permanent difference	211
Income tax benefit	$(10,705)
Effective tax rate	28.7%
Based on management’s analysis, the Partnership did not have any uncertain tax positions as of December 31, 2014.

9.	Related Party Transactions
In the ordinary course of business, the Partnership has transactions with affiliated companies. During the years ended December 31, 2014, 2013 and 2012, related parties included Rice Energy and certain of its subsidiaries. Prior to the IPO, the push-down impact of the transactions were recorded in the consolidated statements of operations, and although no cash settlement occured, all transactions with Rice Energy and its subsidiaries were recorded in parent net equity. Upon completion of the IPO, the Partnership entered into an omnibus agreement (the “Omnibus Agreement”) with Rice Energy, its general partner, Rice Poseidon and Rice Midstream Holdings. Pursuant to the Omnibus Agreement, Rice Energy performs centralized corporate and general and administrative services for the Partnership, such as financial and administrative, information technology, legal, health, safety and environmental, human resources, procurement, engineering, business development, investor relations, insurance and tax. In exchange, the Partnership reimburses Rice Energy for the expenses incurred in providing these services, except for any expenses associated with Rice Energy’s long-term incentive programs as these are not expenses of the Partnership subsequent to the IPO.
Also upon completion of the IPO, the Partnership entered into a 15 year, fixed-fee gas gathering and compression agreement (the “Gas Gathering and Compression Agreement”) with Rice Drilling B LLC and Alpha Shale Resources LP, pursuant to which the Partnership gathers Rice Energy’s natural gas on the Partnership’s gathering systems located in Washington County and Greene County, Pennsylvania and provide compression services. Pursuant to the Gas Gathering and Compression Agreement, the Partnership will charge Rice Energy a gathering fee of $0.30 per Dth and a compression fee of $0.07 per Dth per stage of compression, each subject to annual adjustment for inflation based on the Consumer Price Index. The Gas Gathering and Compression Agreement covers approximately 65,000 gross acres of the Rice Energy’s acreage position in the dry gas core of the Marcellus Shale in southwestern Pennsylvania as of December 31, 2014 and any future acreage it acquires within these counties, other than 22,000 gross acres subject to a pre-existing third-party dedication.
The expenses for which the Partnership reimburses Rice Energy and its subsidiaries may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis; however, the Partnership believes that these costs would not have been materially different had they been calculated on a stand-alone basis. Additionally, it would be impracticable to estimate what the costs related to administrative services provided by Rice Energy would have been with an unrelated third party.
During the year ended December 31, 2014, Rice Energy granted stock compensation awards to certain non-employee directors and employees. The awards consisted of restricted stock, which vest upon the passage of time, and performance units, which vest based upon attainment of specified market conditions. Stock compensation expense allocated to the Partnership based on its estimate of the expense attributable to its operations, prior to the IPO, was $0.6 million for the year ended December 31, 2014. For periods subsequent to the IPO, no stock compensation expense will be allocated to the Partnership by Rice Energy. See Note 6 for discussion of the Partnership’s stock compensation expense subsequent to the IPO.
Prior to Rice Energy’s initial public offering on January 29, 2014, the only long-term incentives offered to certain executives were through grants of Incentive Units, which were profits interests representing an interest in the future profits (once a certain level of proceeds has been generated) of Rice Energy’s predecessor parent entity Rice Energy Appalachia, LLC (“REA”) and granted pursuant to the limited liability company agreement of REA. The compensation expense recognized in these consolidated financial statements is a non-cash charge, with the settlement obligation resting on NGP Rice Holdings, LLC (“NGP Holdings”) and Rice Energy Holdings LLC (“Rice Holdings”). Payments on the incentive units will be made by Rice Holdings and NGP Holdings and not Rice Energy or Rice Poseidon, and as such are not dilutive to Rice Energy or Rice Poseidon. Incentive unit expense allocated to the Partnership based on its estimate of the expense attributable to its operations was $12.0 million for the year ended December 31, 2014. No expense was recognized prior to Rice Energy’s initial public offering as the performance conditions related to the incentive units were deemed not probable of occurring. For periods subsequent to the IPO, no incentive unit expense will be allocated to the Partnership by Rice Energy.

10.	Discontinued Operations
Concurrent with the closing of the IPO, all of the Predecessor’s fresh water distribution assets and related operations were distributed to Rice Midstream Holdings. Such fresh water distribution assets had not derived any revenue for the Predecessor and no gain or loss was recognized as a result of the distribution. The following table summarizes the components of discontinued operations activity.

	Years Ended December 31,
(in thousands)	2014	2013	2012
Operating expenses	$(5,520)	$(1,636)	$(696)
Loss from discontinued operations before income taxes	(5,520)	(1,636)	(696)
Income tax benefit	1,745	—	—
Loss from discontinued operations, net of tax	$(3,775)	$(1,636)	$(696)
Included in the loss from discontinued operations before income taxes are allocated interest expense from Rice Energy of $1.2 million, $0.5 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table summarizes the assets and liabilities of discontinued operations at December 31, 2013.

(in thousands)	Year Ended December 31, 2013
Property and equipment, net	$10,963
Noncurrent assets of discontinued operations	$10,963

Accounts payable	$856
Other accrued liabilities	46
Liabilities of discontinued operations	$902

Asset retirement obligations	$398
Noncurrent liabilities of discontinued operations	$398

11.	Subsequent Events
On January 30, 2015, the Partnership announced that the Board of Directors of its general partner approved a prorated cash distribution of $0.0204 per common unit for the fourth quarter of 2014. This is the first distribution declared by the Partnership and the prorated amount corresponds to the minimum quarterly distribution of $0.1875 per unit, or $0.75 on an annualized basis. The Partnership adjusted its first cash distribution for the 10-day period following the closing of the IPO on December 22, 2014 through December 31, 2014. The distribution was paid on February 20, 2015, to unitholders of record on February 11, 2015.

12.	Quarterly Financial Information (Unaudited)
The Partnership’s quarterly financial information for the years ended December 31, 2014 and 2013 is as follows (in thousands, except per unit data):

Year ended December 31, 2014: (1)	First quarter	Second quarter	Third quarter	Fourth quarter
Total operating revenues	$66	$1,393	$1,621	$3,369
Total operating expenses	7,907	6,139	10,110	7,901
Operating loss	(7,841)	(4,746)	(8,489)	(4,532)
Loss from continuing operations	(8,460)	(5,474)	(9,114)	(3,575)
Loss from discontinued operations	(718)	(688)	(1,630)	(739)
Net loss	$(9,178)	$(6,162)	$(10,744)	$(4,314)
Net income per limited partner unit - basic (2)	N/A	N/A	N/A	$0.02
Net income per limited partner unit - diluted (2)	N/A	N/A	N/A	$0.02

Year ended December 31, 2013: (1)	First quarter	Second quarter	Third quarter	Fourth quarter
Total operating revenues	$128	$95	$147	$128
Total operating expenses	721	1,340	1,280	1,174
Operating loss	(593)	(1,245)	(1,133)	(1,046)
Loss from continuing operations	(1,036)	(2,091)	(3,256)	(816)
Loss from discontinued operations	(274)	(347)	(509)	(506)
Net loss	$(1,310)	$(2,438)	$(3,765)	$(1,322)
(1) The sum of quarterly data in some cases may not equal the yearly total due to rounding.
(2) Net income per limited partner unit is presented only for the period subsequent to the IPO.

Report of Independent Auditors
The Board of Directors of Rice Energy Inc.
We have audited the accompanying financial statements of Alpha Shale Resources Midstream Assets, which comprise the balance sheets as of December 31, 2012 and 2013, and the related statements of operations, cash flows and partners’ capital for the years then ended, and the related notes to the financial statements.
Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.
Auditor’s Responsibility
Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Shale Resources Midstream Assets at December 31, 2012 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
November 24, 2014

Alpha Shale Resources Midstream Assets
Balance Sheets

	December 31,
(in thousands)	2013	2012
Assets
Current assets:
Accounts receivable	$100	$5
Total current assets	100	5

Property and equipment, net	25,120	16,707
Total assets	$25,220	$16,712

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$2,039	$1,626
Accrued capital expenditures	509	298
Other accrued liabilities	6	—
Total current liabilities	2,554	1,924

Long-term liabilities:
Asset retirement obligations	164	147
Total liabilities	2,718	2,071

Partners’ capital	22,502	14,641
Total liabilities and partners’ capital	$25,220	$16,712
The accompanying notes are an integral part of these financial statements.

Alpha Shale Resources Midstream Assets
Statements of Operations

	Year Ended December 31,
(in thousands)	2013	2012
Operating revenues:
Third-party	$—	$—
Total operating revenues	—	—

Operating expenses:
Direct operating expense	1,015	373
General and administrative expenses	831	436
Depreciation and amortization expense	635	301
Total operating expenses	2,481	1,110

Interest expense	179	—
Net loss	$(2,660)	$(1,110)

The accompanying notes are an integral part of these financial statements.

Alpha Shale Resources Midstream Assets
Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(2,660)	$(1,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	635	301
Increase in:
Accounts receivable	(95)	(5)
Increase in:
Accrued liabilities	112	16
Net cash used in operating activities	(2,008)	(798)

Cash flows from investing activities:
Capital expenditures	(8,513)	(8,569)
Net cash used in investing activities	(8,513)	(8,569)

Cash flows from financing activities:
Contribution from parent	10,521	9,367
Net cash provided by financing activities	10,521	9,367

Net increase in cash	—	—
Cash at the beginning of the year	—	—
Cash at the end of the year	$—	$—
The accompanying notes are an integral part of these financial statements.

Alpha Shale Resources Midstream Assets
Statements of Partners’ Capital

(in thousands)
Balance at January 1, 2012	$6,384
Contribution from parent	9,367
Net loss	(1,110)
Balance at December 31, 2012	$14,641
Contribution from parent	10,521
Net loss	(2,660)
Balance at December 31, 2013	$22,502
The accompanying notes are an integral part of these financial statements.

Alpha Shale Resources Midstream Assets
Notes to Financial Statements

1.	Description of the Business
Organization
Alpha Shale Resources, LP (“Alpha Shale Resources” or the “Partnership”) was organized through funding from its limited partners, Rice Drilling C, LLC (“Rice C”); a wholly-owned subsidiary of Rice Drilling B, LLC which in turn is a wholly-owned subsidiary of Rice Energy, Inc. (“Rice Energy”); Foundation PA Coal Company, LLC, which is a wholly-owned indirect subsidiary of Alpha Natural Resources, Inc.; and its managing general partner, Alpha Shale Holdings, LLC. On January 29, 2014, pursuant to the Transaction Agreement between Rice Energy, Rice C and Alpha Holdings dated as of December 6, 2013, Rice Energy completed its acquisition of Alpha Holdings’ 50% interest in Alpha Shale Resources.
The accompanying financial statements and related notes include the assets, liabilities and results of operations of the midstream assets of Alpha Shale Resources, presented on a carve-out basis, in connection with the proposed initial public offering of Rice Midstream Partners LP. As used in these financial statements, the terms “we,” “our,” “us,” or like terms refer to the midstream assets of Alpha Shale Resources. References in these financial statements to “Rice Energy” refer collectively to Rice Energy, Inc. and its consolidated subsidiaries, other than Alpha Shale Resources.
Nature of Business
We provide midstream services to natural gas producers in the Appalachian Basin across one county in Pennsylvania through our gas gathering and water sourcing and distribution assets.
Our gathering system consists of 7 miles of gathering pipelines and compressor stations that transports natural gas from Alpha Shale Resources’ wells in the Marcellus Shale. Our water sourcing and distribution assets consist of 10 miles of permanent buried pipelines and portable surface pipelines, and also includes fresh water storage facilities and pumping stations.
Summary of Significant Accounting Policies
Use of Estimates
We prepare our financial statements in conformity with the United States generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Property and Equipment
Property and other equipment is recorded at cost and is being depreciated over estimated useful lives of fifteen to sixty years on a straight-line basis. Depreciation expense was $0.3 million and $0.6 million for the years ended December 31, 2012 and 2013, respectively. The following table provides detail of property and equipment presented in the balance sheet for the years ended December 31, 2012 and 2013.

	Years Ended December 31,
(in thousands)	2013	2012
Property and equipment	$26,246	$17,198
Accumulated depreciation	(1,126)	(491)
Net property and equipment	$25,120	$16,707
Impairment of Long-Lived Assets
We evaluate the ability to recover the carrying amount of long-lived assets and determine whether such long-lived assets have been impaired. Impairment exists when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable, based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to impairment expense.

Fair value represents the estimated price between market participants to sell an asset in the principal or most advantageous market for the asset, based on assumptions a market participant would make. When warranted, management assesses the fair value of long-lived assets using commonly accepted techniques and may use more than one source in making such assessments. Sources used to determine fair value include, but are not limited to, recent third-party comparable sales, internally developed discounted cash flow analyses and analyses from outside advisors. Significant changes, such as changes in contract rates or terms, the condition of an asset, or management’s intent to utilize the asset, generally require management to reassess the cash flows related to long-lived assets. A reduction of carrying value of fixed assets would represent a Level 3 fair value measure. No impairments for such assets have recorded for the periods presented herein.
Asset Retirement Obligations
We operate and maintain our gathering systems and we intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, no asset retirement obligation has been recorded for our gathering systems as we believe that these assets have indeterminate useful lives. Asset retirement obligations related to our water assets presented in the balance sheet at December 31, 2012 and 2013 were $0.1 million and $0.2 million, respectively.
New Accounting Pronouncements
In May 2014, the FASB issued ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU No. 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements to which an entity must consider in recognizing revenue as this update will replace multiple locations for guidance. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal and interim periods beginning after December 15, 2016 and should be applied retrospectively. Early adoption of this standard is not permitted. We are currently evaluating the impact of the provisions of ASU 2014-09.

2.	Related Party Transactions
In the ordinary course of business, we have transactions with affiliated companies. Although the push-down impact of the transactions are recorded in our income statement, no cash settlement occurs, rather, all transactions are in parent net equity unless otherwise indicated.
The personnel who operate our assets are employees of Rice Energy. Rice Energy directly charges us for the payroll and benefit costs associated with employees and carries the obligations for other employee- related benefits in its financial statements according to the provisions of our master service agreement.
For the years ended December 31, 2012 and 2013 general and administrative expenses charged to us were approximately $0.4 million and $0.8 million, respectively. Alpha Shale Resources is allocated a portion of the general and administrative expense incurred by Rice Energy according to the terms of a master service agreement. Alpha Shale Resources then allocated a portion of its total general and administrative expenses to the midstream asset statements of operations at December 31, 2012 and 2013 based on our estimate of the expense attributable to our operations.
All of the allocations and estimates in these financial statements are based on assumptions that management believes are reasonable under the circumstances. However, such allocations may not be reflective of the actual costs the Company would have incurred if it had operated on a stand-alone basis.

3.	Subsequent Events
We have evaluated subsequent events that occurred after December 31, 2013 through November 24, 2014. Any material subsequent events that occurred during this time have been properly recognized or disclosed in these financial statements or notes to financial statements.

Independent Auditor’s Report
To the Member of M3 Appalachia Gathering, LLC:
We have audited the accompanying financial statements of North System (the “Company”), which comprise the balance sheets as of December 31, 2013 and December 31, 2012, and the related statements of operations, of member’s equity, and of cash flows for the years ended December 31, 2013 and December 31, 2012.
Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.
Auditor’s Responsibility
Our responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North System at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and December 31, 2012 in accordance with accounting principles generally accepted in the United States of America.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
October 1, 2014

North System
Balance Sheets
December 31, 2013 and December 31, 2012

	December 31,
(in thousands)	2013	2012
Assets
Current assets:
Accounts receivable	$766	$—
Accounts receivable - other	—	56
Accounts receivable - related parties	—	5
Prepayments and other current assets	69	36
Total current assets	835	97

Property, plant and equipment, net	67,708	26,392
Total assets	$68,543	$26,489

Liabilities and member’s equity
Current liabilities:
Accounts payable	$4,892	$664
Other accrued liabilities	10	3
Total current liabilities	4,902	667

Commitments and contingencies (Note 9)
Parent investment, net	66,158	27,827
Accumulated deficit	(2,517)	(2,005)
Total liabilities and member’s equity	$68,543	$26,489
The accompanying notes are an integral part of these financial statements.

North System
Statements of Operations
Years Ended December 31, 2013 and December 31, 2012

	Year Ended December 31,
(in thousands)	2013	2012
Revenues:
Gathering revenue	$1,352	$—
Total revenues	1,352	—

Operating expenses:
Operations and maintenance expense	614	—
General and administrative expenses (including stock-based compensation allocated from Parent of $65 and $155 in 2013 and 2012, respectively)	497	850
Depreciation	753	—
Total operating expenses	1,864	850

Net loss	$(512)	$(850)
The accompanying notes are an integral part of these financial statements.

North System
Statements of Member’s Equity
Years Ended December 31, 2013 and December 31, 2012

(in thousands)
Balance at January 1, 2012	$15,777
Parent investment, net	10,740
Stock-based compensation	155
Net loss	(850)
Balance at December 31, 2012	$25,822
Parent investment, net	38,266
Stock-based compensation	65
Net loss	(512)
Balance at December 31, 2013	$63,641
The accompanying notes are an integral part of these financial statements.

North System
Statements of Cash Flows
Years Ended December 31, 2013 and December 31, 2012

(in thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(512)	$(850)
Changes to reconcile net loss to net cash used in operating activities
Depreciation	753	—
Noncash stock-based compensation	65	155
Changes in assets and liabilities
Accounts receivable	(705)	(61)
Prepayments and other	(33)	534
Accounts payable and other accruals	40	(5)
Net cash used in operating activities	(392)	(227)

Cash flows from investing activities:
Additions to property, plant and equipment	(37,874)	(10,513)
Net cash used in investing activities	(37,874)	(10,513)

Cash flows from financing activities:
Parent investment, net	38,266	10,740
Net cash provided by financing activities	38,266	10,740

Net cash increase (decrease) for period	—	—

Cash and cash equivalents
Beginning of period	—	—
End of period	$—	$—

Supplemental disclosure of noncash investing activities
Capital expenditures included in accounts payable	$4,829	$634

The accompanying notes are an integral part of these financial statements.

North System
Notes to Carve-out Financial Statements

1.	Background and Basis of Presentation
Background
On April 17, 2014 M3 Appalachia Gathering, LLC (“M3 Appalachia”) sold a 28 mile gathering system in Washington County, Pennsylvania, and 18 miles of rights-of-way and associated permits in Washington and Greene Counties, Pennsylvania, (the “Sale”), to Rice Poseidon Midstream LLC (“Rice”) for $110 million in cash plus purchase price adjustments related to certain closing conditions.
Basis of Presentation
The North System (the “Company”) Carve-out Financial Statements (“Carve-out”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The North System Carve-out Financial Statements have been derived from the accounting records of M3 Appalachia and the results do not necessarily reflect what the results of operations, financial position, or cash flows would have been had North System been operated as a separate entity during the periods presented. M3 Appalachia is a single member Delaware limited liability company and M3 Midstream LLC (“M3 Midstream”), its Parent company, is the sole member.
The gathering system and rights-of-way included in the Sale were constructed by M3 Appalachia. The property, plant and equipment (“PP&E”) in the Carve-out Financial Statements represent the direct costs incurred related to the construction of the assets acquired in the Sale, and have been specifically identified based on M3 Appalachia’s existing project accounting structure. Accounts receivable due from customers at December 31, 2013 and a vendor receivable due at December 31, 2012 were specifically identified for North System. Accounts payable and other accrued liabilities directly related to North System have been specifically identified based on M3 Appalachia’s project accounting structure.
The Carve-out operating revenues of the Company have been specifically identified based on the customer contracts transferred as part of the Sale. Depreciation expenses of the Company have been specifically identified based on M3 Appalachia’s existing project accounting structure. The expenses directly related to the equipment lease and property tax, transferred to Rice with the Sale, were specifically identified and those costs are included in the Carve-out. The remainder of the operating expenses and all of the general and administrative expenses presented in the Carve-out represent allocations and estimates of the costs incurred by M3 Appalachia. These allocations and estimates are based on the Company’s monthly capital expenditure balances as a percentage of M3 Appalachia’s monthly capital expenditure balances. Management believes that these allocations and estimates are based on methodologies that are reasonable.
We evaluated subsequent events through October 1, 2014, the date on which these financial statements were issued (Note 10).

2.	Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses during the reporting periods, and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Although these estimates are based on management’s best available knowledge of current and expected future events, actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original contractual maturities of three months or less to be cash equivalents. For the purposes of preparing the Carve-out, it is assumed that the Company's operations are funded by M3 Midstream via cash management services provided through a centralized treasury system. All of the Company’s excess cash is remitted to M3 Midstream with a corresponding decrease to Parent Investment, net. Additionally, in the ordinary course of business, disbursements are made by M3 Midstream on behalf of the Company and the Company’s controlled disbursement accounts are funded as amounts are presented for payment. The associated asset or liability is recorded in the Company’s balance sheet with a corresponding increase or decrease to Parent Investment, net (Note 6). Consequently, the accompanying balance sheets do not include any cash balances.

Accounts Receivable and Allowance for Doubtful Accounts
The Company extends credit to customers and other parties in the normal course of business. Estimated losses on accounts receivable are provided through an allowance for doubtful accounts. In evaluating the level of reserves, judgments are made regarding each party’s ability to make required payments, economic events and other factors. As the financial condition of any party changes, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company has established various procedures to manage its credit exposure, including initial credit approvals, credit limits and rights of offset. For the periods ended December 31, 2013 and 2012, the Company has determined that there are no estimated losses on accounts receivable and therefore has not established an allowance for doubtful accounts.
Property, Plant, and Equipment
The Company’s property, plant, and equipment consists of costs incurred related to the construction of gas gathering systems and other related facilities which are carried at cost less accumulated depreciation. Expenditures for maintenance and repairs that do not add capacity or extend the useful life of an asset are expensed as incurred
During construction, all direct costs, such as labor, materials, freight, installation and other costs are capitalized within construction in progress (“CIP”). Upon completion of the project or at the completion of a major phase, the project construction costs are placed in service and depreciated accordingly.
Depreciation is calculated on the straight-line method based on the estimated useful lives of the Company’s assets (Note 4).
Asset Retirement Obligations
The Company records liabilities for obligations related to the retirement and removal of long-lived assets used in our business. We record as liabilities, the fair value of asset retirement obligations on a discounted basis when they are incurred and can be reasonably estimated, which is typically at the time the assets are placed in service. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities increase due to the change in their present value, and the initial capitalized costs are depreciated over the useful lives of the related assets. The liabilities are eventually extinguished when the assets are taken out of service.
The Company is required to operate and maintain its natural gas gathering system, and intends to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that we cannot reasonably estimate the asset retirement obligation for the substantial majority of our assets because these assets have indeterminate lives. Accordingly, we had no asset retirement obligations recorded as of December 31, 2013 and 2012. We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record.
Partial Recourse Notes
The agreements to sell units to certain members of M3 Midstream management subject to Partial Recourse Notes are accounted for as the issuance of options (Note 7).
Revenue Recognition
The Company recognizes revenues for sales and services under the four revenue recognition criteria, as follows:
Persuasive evidence of an arrangement exists
Customary practice for the Company is to enter into a written contract, executed by both the Company and the customer.
Delivery and performance
The Company considers delivery to occur at the time custody is transferred, or in the case of the Company’s fee-based arrangements, performance occurs when the services are rendered. To the extent the Company retains product as inventory, delivery occurs when the commodity is subsequently sold and custody is transferred to the third party purchaser.
The fee is fixed or determinable
For fee-based arrangements, the Company negotiates the fee for services at the outset. For other types of arrangements, the amount of revenue, based on contractual terms, is determinable when the sale of the applicable product has been completed upon delivery and transfer of custody.

Collectability
The Company recognizes revenue when collectability is reasonably assured.
Income Taxes
As a limited liability company, M3 Appalachia does not pay corporate income taxes. Instead, the income or loss of M3 Appalachia for tax purposes is allocated to each of the members of M3 Midstream for inclusion in their respective tax returns. Consequently, no provision for income taxes has been reflected in the North System Carve-Out Financial Statements.
Expenses Allocated from M3 Appalachia’s Parent
M3 Midstream, M3 Appalachia’s parent, provides various services to M3 Appalachia, including engineering, business development, accounting, human resources and executive oversight. The majority of the costs for performing these services were allocated to M3 Appalachia based on management’s estimate of the time M3 Midstream employees spent on behalf M3 Appalachia. Both M3 Midstream and M3 Appalachia consider these costs to be reasonable reflections of the cost of services provided. Included in the North System Carve-out is an allocation of these charges recorded as General and administrative expense. For the years ended December 31, 2013 and 2012 the allocations were $329,682 and $565,214, respectively. Additionally, included in General and administrative expense is an allocation of Stock Based Compensation expense for the years ended December 31, 2013 and 2012 as the result of partial recourse notes receivable due from certain M3 Midstream management members (“Management Members”) (Note 7).
All of the allocations and estimates in these financial statements are based on assumptions that management believes are reasonable under the circumstances. However, such allocations may not be reflective of the actual costs the Company would have incurred if it had operated on a stand-alone basis.
Statement of Cash Flows
All costs allocated from M3 Midstream to the Company, via a member contribution, are deemed to have been paid by the Company during the period in which such costs are recorded, with the exception of stock-based compensation expense, which is considered a noncash item. Disbursements made on behalf of the Company or proceeds received on behalf of the Company as part of the centralized treasury system with M3 Midstream, are reflected in the accompanying statements of cash flows as operating, investing or financing activities. Increases or decreases in Parent Investment, net are classified as financing activities in the accompanying statements of cash flows.
Segment Reporting
The Company operates in one industry segment: the oil and natural gas gathering and processing industry in the United States. All of its operations are conducted in one geographic area of the United States. All revenues are derived from customers located in the United States.

3.	Recent Accounting Pronouncements
On February 7, 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-03, Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities. This ASU clarifies that the requirement in ASU No. 2011-04 to disclose “the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)” does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position but for which fair value is disclosed. This ASU was effective immediately and did not have a material impact on the Company’s financial statements.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions.  The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services.  The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements.  ASU No. 2014-09 will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2016, including interim reporting periods (January 1, 2017 for us).  Early adoption is not permitted.  We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition.
On June 10, 2014, the FASB issued ASU 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This ASU is designed to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. As a result, the amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities. Additionally, the amendments in this ASU also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. Specifically, the amendments in this ASU remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. Early adoption is permitted. We are currently reviewing the effect of ASU No. 2014-10 on our financial reporting.
On August 27, 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU is designed to require an entity’s management to, in connection with preparing financial statements for each annual and interim reporting period, evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Early adoption is permitted.  We are currently reviewing the effect of ASU No. 2014-15 on our going concern evaluation.

4.	Property, Plant, and Equipment
Property, plant and equipment at December 31, 2013 and 2012 consisted of the following:

(in thousands)	Depreciable Life (years)	2013	2012
Property, plant and equipment - at cost
Pipelines and equipment	22	$57,451	$—
Construction in progress		10,363	26,392
Land		647	—
Total property, plant and equipment		68,461	26,392
Less: Accumulated depreciation		(753)	—
Property, plant and equipment, net		$67,708	$26,392
Depreciation expense for the years ended December 31, 2013 and 2012, was $753,023 and $0, respectively.

5.	Long-Term Debt
On December 27, 2012 M3 Midstream entered into an agreement with a syndicate of banks for a $100,000,000 revolving credit facility (the “Credit Agreement”) with an initial minimum facility availability amount of $35,000,000, of which M3 Appalachia is a guarantor. The obligations under the Credit Agreement are secured by first priority liens on all the assets of M3 Appalachia, including the assets of the North System, and M3 Midstream. The Credit Agreement matures December 27, 2016.
As of December 31, 2013 and December 31, 2012, M3 Midstream was in compliance with the respective Credit Agreement covenants.
On February 10, 2014, in anticipation of the Sale, the Credit Agreement was amended and upon closing on April 17, 2014, the security interests burdening the assets of North System were released from the Liens under the Credit Agreement.

6.	Parent Investment, Net
The Parent Investment, net represents those advances and disbursements by M3 Midstream to the Company through a centralized treasury system. Cash is advanced to the Company with a corresponding increase to Parent Investment, net. When M3 Midstream makes disbursements or receives proceeds on behalf of the Company, the associated asset or liability is recorded in the balance sheet with a corresponding increase or decrease to Parent Investment, net. Parent Investment, net also includes the effect of certain accounting procedures utilized in the preparation of these carve-out financial statements, including allocations (Note 1). As of December 31, 2013 and 2012, the Parent Investment, net payable of $66,158,451 and $27,827,097, respectively, is classified as an increase to member’s equity based upon its uncertain settlement term.

7.	Partial Recourse Notes
A portion of M3 Midstream Management Members’ aggregate capital commitments are payable by Partial Recourse Promissory Notes (“Partial Recourse Notes”) in favor of M3 Midstream in exchange for M3 Midstream equity units.
The Partial Recourse Notes issued to the M3 Midstream Management Members are accounted for as the issuance of options with an exercise price of $100. The options are considered to vest based upon performance criteria, which M3 Midstream determined to be the action of the M3 Midstream Board of Managers making a capital call. Compensation expense is recorded on each vesting date based on the grant date fair value of options.
The fair value is determined using the Black-Scholes valuation model, which uses the assumptions noted below. Expected volatility is based on the historical volatilities of similar sized companies in the midstream industry. The expected term was determined by management based on experience with similarly organized companies and the expectation of either a public offering of M3 Midstream’s equity or the sale of M3 Midstream or its assets during that time period, leading to an expected exercise of all options. The risk-free rate of the option is based on the U.S. Treasury yield curve for the expected term of the Partial Recourse Notes.

Expected volatility	23.4%
Expected term (in years)	3.5
Risk-free rate	1.31%
Expected dividend yield	—%
A summary of activity for M3 Midstream’s equity units related to the Partial Recourse Notes from December 31, 2011 to date is presented below:

Options	Units	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2011	166,422	5.58
Issuance	223,480
Spinoff to M4 Midstream LLC	(94,147)
Outstanding at December 31, 2012	295,755	4.58
Issuance	27,968
Outstanding at December 31, 2013	323,723	3.58
The weighted average issuance date fair value per unit at December 31, 2013 and 2012 is $11.42. During 2013 and 2012, M3 Midstream made an allocation of the fair value to M3 Appalachia of $319,401 and $1,447,488, respectively.
Presented as a component of General and administrative expense in the Carve-out Statement of Operations for 2013 and 2012 is $64,519 and $154,881, respectively, for these options, which represents an allocation of the costs incurred by M3 Appalachia (Note 1).

8.	Customer Information
During 2013, when the Company became operational, North System had two customers with individual revenues greater than 10% of the Company’s revenues. Sales to these customers were $1,255,923.

9.	Commitments and Contingencies
Lease Commitments
M3 Appalachia is party to an operating lease agreement for a compressor which was assigned to Rice in the Sale. During 2013 and 2012, the Carve-out Financial Statements include $269,445 and $0, respectively for equipment lease expense which is included as a component of Operations and maintenance expense in the Statements of Operations.

Future rental payments on this lease as of December 31, 2013 are as follows:

(in thousands)
2014	$323
2015	323
2016	323
2017	323
2018	323
Thereafter	1,292
$2,907
Regulatory Compliance
In the ordinary course of business, the Company is subject to various laws and regulations. Liabilities are recorded when assessments are/or remedial efforts are probable and the costs can be reasonably estimated. In the opinion of management, compliance with existing laws and regulations will not materially affect the Company’s financial position, results of operations or cash flows.
Litigation
The Company may, from time to time, be involved in various legal actions and claims arising in the normal course of business. When the potential liability can be estimated and the loss is considered probable, the Company records the estimated loss. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from the Company’s estimates. There are no pending legal actions or claims against the Company.

10.	Subsequent Events
On April 17, 2014, M3 Appalachia sold the Company to Rice for $110 million in cash plus purchase price adjustments related to certain closing conditions. Subsequent to the Sale, Rice provided a commitment to the Company stating its intent and ability to provide continuing financial support in order to fund the capital and operating needs of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our general partner has evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report, to allow timely decisions regarding required disclosure. Based upon that evaluation, the principal executive officer and principal financial officer of our general partner concluded that their disclosure controls and procedures were effective as of December 31, 2014.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than continued implementation and refinement of the controls necessary to remediate the previous year’s material weakness identified by Rice Energy.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report on management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Further, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.
Remediation of Rice Energy's Prior Year Material Weakness
Prior to the completion of Rice Energy’s IPO, they were a private company with limited accounting personnel to adequately execute its accounting processes and other supervisory resources with which to address its internal control over financial reporting. In addition, Rice Energy’s Marcellus joint venture historically relied on Rice Energy’s accounting personnel for its accounting processes. Rice Energy and its Marcellus joint venture had not maintained effective control environments in that the design and execution of Rice Energy’s controls had not consistently resulted in effective review and supervision by individuals with financial reporting oversight roles. The lack of adequate staffing levels resulted in insufficient time spent on review and approval of certain information used to prepare the financial statements of Rice Energy and its Marcellus joint venture. Rice Energy concluded that these control deficiencies constituted a material weakness in its control environment and in the control environment of its Marcellus joint venture as of December 31, 2012 and December 31, 2013. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of Rice Energy’s annual or interim financial statements would not be prevented or detected on a timely basis.
To address these control deficiencies, Rice Energy implemented additional analysis and reconciliation procedures and increased the levels of review and approval. In addition, Rice Energy hired additional accounting and financial reporting staff. These hires were made to allow for additional preparation and review time during Rice Energy’s monthly accounting close process. Additionally, Rice Energy comprehensively documented and analyzed its system of internal control over financial reporting in preparation for its first management report on internal control over financial reporting required in connection with its Annual Report on Form 10-K for the year ended December 31, 2014. Rice Energy’s management performed testing to validate the operating effectiveness of these controls. In reviewing the results from this testing, its management concluded that the above referenced material weakness in internal control over financial reporting has been remediated as of December 31, 2014.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Management of Rice Midstream Partners LP
We are managed and operated by the board of directors and executive officers of our general partner. Our general partner is controlled by Rice Energy. All of our officers and certain of our directors are also officers and/or directors of Rice Energy. Neither our general partner nor its board of directors is elected by our unitholders and neither will be subject to re-election in the future. Rice Midstream Holdings, a wholly-owned subsidiary of Rice Energy, is the sole member of our general partner and has the right to appoint our general partner’s entire board of directors. Our unitholders will not be entitled to directly or indirectly participate in our management or operations. Our general partner owes certain contractual duties to our unitholders as well as a fiduciary duty to its owners.
Director Independence
Our general partner has five directors. The NYSE does not require a listed publicly traded partnership such as ours to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act, subject to certain transitional relief during the one-year period following the initial listing of our common units on the NYSE. This one-year transitional period will end on December 17, 2015. Rice Energy, through its ownership of Rice Midstream Holdings, has appointed two members of the audit committee to the board of directors of our general partner and will appoint at least one additional member of the audit committee by December 17, 2015.
Board of Directors
In evaluating director candidates, Rice Energy assesses whether a candidate possesses the integrity, judgment, knowledge, experience, skill and expertise that is likely to enhance the board’s ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of committees of the board to fulfill their duties.
All of the executive officers of our general partner listed below allocate their time between managing our business and affairs and the business and affairs of Rice Energy. The amount of time that our executive officers will devote to our business and the business of Rice Energy will vary in any given year based on a variety of factors. Our executive officers intend, however, to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.
Rice Energy provides customary management and general administrative services to us pursuant to an omnibus agreement. Our general partner reimburses Rice Energy at cost for its direct expenses incurred on behalf of us and a proportionate amount of its indirect expenses incurred on behalf of us, including, but not limited to, compensation expenses. Neither our general partner nor Rice Energy receives any management fee or other compensation. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. “Item 13. Certain Relationships and Related Transactions, and Director Independence Procedures for Review, Approval and Ratification of Related Person Transactions—Agreements with Affiliates—Omnibus Agreement.”
Executive Officers and Directors of Our General Partner
The following table sets forth the names, ages and titles of our directors and executive officers as of March 10, 2015. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. Some of the directors and executive officers of our general partner also serve as executive officers and/or directors of Rice Energy.

Name	Age	Position with Rice Energy
Daniel J. Rice IV	34	Director, Chief Executive Officer
Grayson T. Lisenby	28	Senior Vice President and Chief Financial Officer
Robert R. Wingo	36	Director, Senior Vice President, Chief Operating Officer
James W. Rogers	34	Senior Vice President, Chief Accounting & Administrative Officer, Treasurer
William E. Jordan	34	Senior Vice President, General Counsel and Corporate Secretary
Daniel J. Rice III	63	Director
Robert F. Vagt	68	Director (Chairman)
D. Mark Leland	52	Director
Set forth below is the description of the background of our directors and executive officers. References to positions held at Rice Energy include positions held at Rice Drilling B LLC prior to its corporate reorganization in January 2014.
Daniel J. Rice IV has served Chief Executive Officer and member of the board of directors of our general partner since August 2014. Mr. Rice has served as Rice Energy’s Chief Executive Officer and as a member of Rice Energy’s board of directors since October 2013. Mr. Rice has served in a number of positions with Rice Energy, its affiliates and predecessor entities since October 2008, including as Vice President and Chief Financial Officer from October 2008 through September 2013 and Chief Operating Officer from October 2012 through September 2013. Prior to joining Rice Energy, he served as an investment banker for Tudor Pickering Holt & Co., LLC, an integrated energy investment bank in Houston, Texas (“Tudor Pickering”), from February 2008 to October 2008. Prior to his employment at Tudor Pickering, he served as a senior analyst of corporate planning for Transocean Inc., responsible for mergers and acquisitions and business development, from March 2005 to February 2008. Mr. Rice holds a BS in Finance from Bryant University. He is the son of Mr. Daniel J. Rice III.
The board believes that Mr. Rice’s considerable financial and operational experience brings important and valuable skills to the board of directors.
Grayson T. Lisenby has served as Senior Vice President and Chief Financial Officer of our general partner since February 2015 and prior to that had served as Vice President and Chief Financial Officer of our general partner since August 2014. Mr. Lisenby has served as Rice Energy’s Senior Vice President and Chief Financial Officer since February 2015 and prior to that had served as Rice Energy’s Vice President and Chief Financial since October 2013. Mr. Lisenby joined Rice Energy and its affiliates in February 2013, initially serving as Rice Energy’s Vice President of Finance. Prior to joining Rice Energy and its affiliates, Mr. Lisenby was an investment professional at Natural Gas Partners from July 2011 to January 2013 and concentrated on transaction analysis and execution as well as the monitoring of active portfolio companies. Mr. Lisenby was involved in Natural Gas Partners’ original $100 million investment into Rice Energy and spent a significant amount of his time monitoring and advising the company during his tenure at Natural Gas Partners. Prior to his employment at Natural Gas Partners, he served as an investment banker for Barclays Capital Inc.’s energy group in Houston, Texas from August 2009 to July 2011. Mr. Lisenby holds a BBA in Finance from the University of Texas, where he was a member of the Business Honors Program.
Robert R. Wingo has served as Senior Vice President, Chief Operating Officer of our general partner since February 2015 and as a member of the board of directors of our general partner since August 2014. Mr. Wingo had previously served as Vice President, Chief Operating Officer of our general partner since August 2014. Mr. Wingo has served as Rice Energy’s Senior Vice President, Midstream and Marketing since February 2015 and prior to that had served as Rice Energy’s Vice President of Midstream and Marketing since June 2013. Prior to joining Rice Energy, he served as Director, Corporate Development for Copano Energy, LLC, a Houston-based midstream energy company, from January 2010 until May 2013, where he helped lead the company’s pursuit of mergers, acquisitions and greenfield projects. From March 2008 to January 2010, he served as Director, Business Development and Field Services in Copano’s Denver office and was responsible for acquisitions, business development and field services in the Rocky Mountain region. From 2006 to 2008, Mr. Wingo served as Manager, Corporate Development for Copano, focusing on mergers and acquisitions. Mr. Wingo began his career in 2002 as a Project Engineer and Operations Manager for Copano and managed all engineering, construction and operations activities for over 1,400 miles of natural gas and NGL pipelines. Mr. Wingo holds a BS in Aerospace Engineering from the University of Texas.
The board believes that Mr. Wingo’s considerable midstream industry and operational experience brings important and valuable skills to the board of directors.
James W. Rogers has served as Senior Vice President, Chief Accounting & Administrative Officer and Treasurer of our general partner since February 2015 and prior to that had served as Vice President, Chief Accounting & Administrative Officer and Treasurer of our general partner since August 2014. Mr. Rogers has served as Rice Energy’s Senior Vice President, Chief Accounting & Administrative Officer and Treasurer since February 2015 and prior to that had served as Vice President, Chief

Accounting & Administrative Officer and Treasurer since October 2013. Mr. Rogers joined Rice Energy and its affiliates in April 2011 as Controller and subsequently served as Senior Vice President and Chief Accounting Officer from January 2012 through October 2012 and Chief Financial Officer from November 2012 through September 2013. Prior to joining Rice Energy and its affiliates, Mr. Rogers served as a financial specialist with EQT Corporation, a natural gas exploration, production and midstream assets company (“EQT”), working in the corporate accounting group, from May 2010 to March 2011. Prior to EQT, Mr. Rogers served as an assurance manager for Ernst & Young LLP in their Pittsburgh office from September 2007 to April 2010. He began his career in 2002 as an auditor with PricewaterhouseCoopers LLP, in its Pittsburgh office. Mr. Rogers is a certified public accountant in the Commonwealth of Pennsylvania and holds a BSBA in accounting from the University of Pittsburgh. He is also a member of the American Institute of CPAs.
William E. Jordan has served as Senior Vice President, General Counsel and Corporate Secretary of our general partner since February 2015 and prior to that had served as Vice President, General Counsel and Corporate Secretary of our general partner since August 2014. Mr. Jordan has served as Rice Energy’s Senior Vice President, General Counsel and Corporate Secretary since February 2015 and prior to that had served as Rice Energy’s Vice President, General Counsel and Corporate Secretary since January 2014. From September 2005 through December 2013, Mr. Jordan practiced corporate law at Vinson & Elkins L.L.P., representing public and private companies in capital markets offerings and mergers and acquisitions, primarily in the oil and natural gas industry. He is a graduate of Davidson College with a BA in Mathematics and a graduate of the Duke University School of Law with a JD degree.
Daniel J. Rice III has served on our general partner’s board of directors since August 2014 and has served as a member of Rice Energy’s board of directors since October 2013. He also served as managing general partner of Rice Energy Family Holdings, LP from February 2007 until its dissolution in November 2014. Since January 2013, Mr. Rice has served as lead portfolio manager for GRT Capital’s energy division. From 2005 to December 2012, Mr. Rice served as a managing director and portfolio manager for BlackRock, Inc. (“BlackRock”) and was a member of BlackRock’s Global Resources team, responsible for small cap and all cap energy funds. Prior to joining BlackRock in 2005, he was a senior vice president and portfolio manager at State Street Research & Management (“State Street Research”), responsible for the small cap energy and all cap energy global resources funds. Prior to joining State Street Research in 1984, he was a vice president and portfolio manager with Fred Alger Management. Earlier in his career, Mr. Rice was a vice president and analyst with EF Hutton and an analyst with Loomis Sayles and Co. He began his career in 1975 as an auditor with Price Waterhouse & Co. He earned a BS degree from Bates College in 1973 and an MBA degree from New York University in 1975. He is the father of Messrs. Daniel J. Rice IV.
The board believes that Mr. Rice’s considerable financial and energy investing experience, including more than 30 years of experience in the oil and natural gas industry, brings important and valuable skills to the board of directors.
Robert F. Vagt has served on our general partner’s board of directors since August 2014 and as its chairman since December 2014. Mr. Vagt has served as the chairman of Rice Energy’s board of directors since January 2014, and currently serves on all of Rice Energy’s board committees and as chairman of its compensation committee. Mr. Vagt has served as a member of the board of directors of Kinder Morgan, Inc. since May 2012, where he serves as a member of the audit committee. Mr. Vagt has also served as a member of the board of directors of El Paso Corporation from May 2005 until June 2012, where he was a member of the compensation and health, safety and environmental committees. From January 2008 until January 2014, Mr. Vagt was the president of The Heinz Endowments. Prior to his tenure at The Heinz Endowments, Mr. Vagt served as president of Davidson College from July 1997 to August 2007. Mr. Vagt served as president and chief operating officer of Seagull Energy Corporation from 1996 to 1997. From 1992 to 1996, he served as president, chairman and chief executive officer of Global Natural Resources. Mr. Vagt served as president and chief operating officer of Adobe Resources Corporation (“Adobe”) from 1989 to 1992. Prior to 1989, he served in various positions with Adobe and its predecessor entities.
The board believes that Mr. Vagt’s professional background in both the public and private sectors make him an important advisor and member of our board of directors. Mr. Vagt brings to the board operations and management expertise in both the public and private sectors. In addition, Mr. Vagt provides the board with diversity of perspective gained from service as president of The Heinz Endowments, as well as from service as the president of an independent liberal arts college.
D. Mark Leland has served on our general partner’s board of directors since December 2014. Mr. Leland has served on the board of directors of the general partner of Oiltanking Partners, L.P. since May 2012 and on the board of directors of KiOR, Inc. since May 2013. Mr. Leland served as Executive Vice President of El Paso Corporation and President of El Paso’s midstream business unit from October 2009 to May 2012, and as Director of El Paso Pipeline Partners, L.P. from its formation in 2007 to May 2012. Mr. Leland also previously served as Executive Vice President and Chief Financial Officer of El Paso Corporation from August 2005 to November 2009. He served as Executive Vice President of El Paso Exploration & Production Company from January 2004 to August 2005, and as Chief Financial Officer and a director from April 2004 to August 2005. Mr. Leland served as Senior Vice President and Chief Operating Officer of the general partner of GulfTerra Energy Partners, L.P. from January 2003 to December 2003, and as Senior Vice President and Controller from July 2000 to January 2003.

The board believes that Mr. Leland’s extensive operational and financial experience in the midstream energy industry, as well as his experience on the boards of numerous publicly traded energy companies, provides significant contributions to the board of directors of our general partner.
Committees of the Board of Directors
The board of directors of our general partner has two standing committees: an audit committee and a conflicts committee. We do not have a compensation committee, but rather the board of directors of our general partner approves equity grants to directors and employees.
Audit Committee
Rules implemented by the NYSE and SEC require us to have an audit committee comprised of at least three directors who meet the independence and experience standards established by the NYSE and the Exchange Act, subject to transitional relief during the one-year period following our initial public offering. As required by the rules of the SEC and listing standards of the NYSE, the audit committee consists solely of independent directors, subject to transitional relief. Our audit committee currently consists of Messrs. Vagt and Leland, each of whom is independent under the rules of the SEC. Subsequent to the transitional period, we will comply with the requirement to have three independent directors. SEC rules also require that a public company disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules. The board of directors of our general partner believes Mr. Leland satisfies the definition of “audit committee financial expert.”
This committee oversees, reviews, acts on and reports on various auditing and accounting matters to the board of directors of our general partner, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the audit committee oversees our compliance programs relating to legal and regulatory requirements. We have adopted an audit committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and NYSE.
Conflicts Committee
Mr. Leland serves on our conflicts committee and reviews specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee will determine if the resolution of the conflict of interest is adverse to the interest of the Partnership. There is no requirement that our general partner seek the approval of the conflicts committee for the resolution of any conflict. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Rice Energy, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that the directors and executive officers of our general partner and all persons who beneficially own more than 10% of our common units file initial reports of ownership and reports of changes in ownership of our common units with the SEC. As a practical matter, we assist the directors and executive officers of our general partner by monitoring transactions and completing and filing Section 16 reports on their behalf.
Based solely upon our review of copies of filings or written representations from the reporting persons, we believe that all reports for the executive officers and directors of our general partner and persons who beneficially own more than 10% of our common units that were required to be filed under Section 16(a) of the Exchange Act in 2014 were filed on a timely basis, except that a late Form 3 was filed for Mr. Daniel J. Rice IV on December 17, 2014.
Code of Ethics, Corporate Governance Guidelines and Audit Committee Charter
Our general partner has adopted a Financial Code of Ethics, which applies to our general partner’s Chief Executive Officer, Chief Financial Officer, Chief Accounting and Administrative Officer and all other senior financial officers of our general partner. Our general partner has also adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance and a Code of Business Conduct and Ethics applicable to all employees of our general partner or affiliates of our general partner who perform services for us and our general partner.

We make available free of charge, within the “Corporate Governance” subsection of the “Investors Relations” section of our website at http://www.ricemidstream.com and in print to any interested party who so requests, the Financial Code of Ethics, Code of Business Conduct and Ethics, our Corporate Governance Guidelines and audit committee charter. Requests for print copies may be directed to Investor Relations, Rice Midstream Partners LP, 400 Woodcliff Drive, Canonsburg, PA 15317, or by telephone at 1-724-746-6720. We will post on our website all waivers to or amendments of the Financial Code of Ethics and Code of Business Conduct and Ethics, which are required to be disclosed by applicable law and the NYSE’s Corporate Governance Listing Standards. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report we file with or furnish to the SEC.
Item 11. Executive Compensation
Our general partner has the sole responsibility for conducting our business and for managing our operations, and its board of directors and executive officers make decisions on our behalf. The executive officers of our general partner are employed by Rice Energy and manage the day-to-day affairs of our business. References to “our executive officers” and “our directors” refer to the executive officers and directors of our general partner.
Our executive officers allocate their time between managing our business and affairs and the business and affairs of Rice Energy. Our executive officers intend, however, to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.
We and our general partner were formed in August 2014 and had no material assets or operations until the closing of our IPO on December 22, 2014. Accordingly, our general partner did not accrue any obligations with respect to compensation expenses for its directors and executive officers for any periods prior to the closing of our IPO. Because the executive officers of our general partner are employed by Rice Energy, compensation of the executive officers, other than any awards granted under the Rice Midstream Partners LP 2014 Long-Term Incentive Plan (the “LTIP”), are determined and paid by Rice Energy and reimbursed by us to Rice Energy with respect to the portion of their professional time spent managing our business in accordance with the terms of the omnibus agreement. Please read “Item 13. Certain Relationships and Related Transactions, and Director Independence Procedures for Review, Approval and Ratification of Related Person Transactions-Agreements with Affiliates-Omnibus Agreement” for more information. The members of the board of directors of our general partner administer and make all decisions regarding awards granted to our executive officers under the LTIP, and we are solely responsible for the cost of any awards granted thereunder.
As we are currently considered an emerging growth company under the JOBS Act, the compensation-related sections of this document are intended to comply with the reduced compensation disclosure requirements applicable to emerging growth companies.
In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures. Further, our reporting obligations extend only to our principal executive officer and our two most highly compensated executive officers (other than our principal executive officer) determined by reference to total compensation for 2014 as reported in the Summary Compensation Table below.
Summary Compensation Table
The following table provides compensation information regarding: (i) Daniel J. Rice IV, our principal executive officer and (ii) Messrs. William E. Jordan and Robert R. Wingo, the next two most highly compensated executives during 2014. We refer to these executives as our “named executive officers” or “NEOs.”
The following table summarizes the total compensation for our NEOs for services rendered to us during the fiscal year ended December 31, 2014 (with respect to the period beginning on December 22, 2014, the date of the closing of our IPO, and ending on December 31, 2014). Other than with respect to equity incentive awards granted to our NEOs under the LTIP, for which we bear the entire cost, the amounts reported in the table below reflect only the compensation reimbursed by us to Rice Energy under the omnibus agreement with respect to our NEOs for the period presented, which we believe most accurately reflects the total compensation paid to the NEOs for services provided to us during 2014. We do not reimburse Rice Energy for any expenses related to equity or equity-based awards granted by Rice Energy to our NEOs and, as such, the value of any such awards are not included in the table below. For the avoidance of doubt, the amounts reported in the table below do not reflect the aggregate compensation received by these individuals for all services to Rice Energy and its affiliates, including us and our general partner. The amounts reported in the table are intended only to represent the compensation received by our NEOs during the stated period for services rendered to us.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Daniel J. Rice, IV, Chief Executive Officer	2014	3,449	250,008	4,503	106	258,066
William E. Jordan, Sr. Vice President and General Counsel	2014	2,947	399,993	3,971	160	407,071
Robert R. Wingo, Sr. Vice President, Chief Operating Officer	2014	3,119	399,993	2,062	187	405,361
____________________

(1)
Represents the portion of the base salary paid to our NEOs by Rice Energy that was reimbursable by us under the omnibus agreement for the period beginning on December 22, 2014, the date of the closing of our IPO, and ending on December 31, 2014.

(2)
The amounts shown in this column represent the aggregate grant date fair value of the phantom units granted under the LTIP, computed in accordance with FASB ASC Topic 718, based on the $16.50 IPO price per common unit.

(3)
Amounts reflect annual bonuses earned for 2014 and paid by Rice Energy based on performance against metrics established by Rice Energy, as will be described in the Rice Energy proxy statement for the 2015 Annual Meeting of Shareholders, in the section entitled “Executive Compensation - Compensation Discussion and Analysis - Elements of Compensation - 2014 Annual Incentive Awards.”

(4)	Amounts reported in the “All Other Compensation” column reflect matching contributions made by Rice Energy to the NEOs’ 401(k) plan accounts.
Narrative Disclosure to Summary Compensation Table
In connection with our IPO in December 2014, phantom units were granted under the LTIP to each of our NEOs as compensation for their services to be provided to us. Each phantom unit will vest 100% on the second anniversary of the grant date, with each unit representing the right to receive one common unit. The phantom units are subject to forfeiture if the participant is no longer employed by Rice Energy prior to the vesting date. The NEOs do not have the right to vote or receive any distributions on our common units as the result of the grant, holding or settlement of the phantom units.
For additional information regarding the compensation paid to our NEOs and included in our Summary Compensation Table other than the phantom units granted under our LTIP, please read the Compensation Discussion & Analysis section and accompanying compensation tables of the Rice Energy proxy statement for the 2015 Annual Meeting of Shareholders, which we expect will be filed in April 2015.

Outstanding Equity Awards at Fiscal Year-End 2014
The following table sets forth information regarding outstanding equity awards held by our NEOs at December 31, 2014.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Daniel J. Rice IV	15,152	253,796
William E. Jordan	24,243	406,070
Robert R. Wingo	24,243	406,070
_____________________

(1)	The amount shown is the number of unvested phantom units granted under the LTIP. All phantom units vest on December 19, 2016.

(2)	The market value of the phantom units is based on the $16.75 closing market price per unit on December 31, 2014, as reported on the NYSE.
Additional Narrative Disclosure
We do not sponsor any plans or programs that provide for retirement benefits and do not have any agreements with our NEOs that provide for payment to them in the event of their resignation, retirement, or other termination or change of control.
For information regarding Rice Energy programs and agreements that provide for retirement or severance payments to our NEOs, please see the Compensation Discussion & Analysis section of the Rice Energy proxy statement for the 2015 Annual Meeting of Shareholders, which we expect will be filed in April 2015.
Director Compensation
Officers and employees of Rice Energy and members of the Rice family who also serve as directors of our general partner do not receive additional compensation for such service. During 2014, D. Mark Leland was the only individual who received compensation for his service as a director of our general partner. The compensation received by Mr. Leland during 2014 included a grant of 9,091 phantom units in connection with our IPO and a pro-rated cash retainer as reflected in the table below.
For 2015, we anticipate that any directors of our general partner who are not also officers or employees of Rice Energy or members of the Rice family will receive compensation for their service on our general partner’s board of directors and committees thereof as follows: (a) an annual cash retainer of $250,000 for the chairman of the board, $100,000 for committee chairmen, and $90,000 for all other such directors, each to be paid on a quarterly basis, and (b) an annual equity award valued at approximately $250,000 for the chairman of the board, $170,000 for committee chairmen, and $165,000 for all other such directors. In addition, each director will be reimbursed for out-of-pocket expenses incurred in connection with attending board and committee meetings and will be fully indemnified by us for actions associated with serving as a director to the fullest extent permitted under Delaware law.
The following table shows information about director compensation for the year ended December 31, 2014:
Director Compensation Table

Director	Fees Earned or Paid in Cash ($)	Unit Awards ($)(2)	Total ($)
Daniel J. Rice IV(1)	—	—	—
Robert R. Wingo(1)	—	—	—
Daniel J. Rice III(1)	—	—	—
Robert F. Vagt(1)	—	—	—
D. Mark Leland	4,110	150,002	154,112

 __________________

(1)
Messrs. Daniel J. Rice IV, Robert R. Wingo, Daniel J. Rice III and Robert F. Vagt did not receive any additional compensation for their service as a member of our general partner’s board of directors during 2014.

(2)
Amounts reflect the grant date fair value of phantom units granted to Mr. Leland in connection with our IPO, calculated in accordance with FASB ASC Topic 718 prior to a reduction for estimated forfeitures related to service-based vesting conditions. As of December 31, 2014, Mr. Leland held 9,091 phantom units, which will be settled upon vesting in our common units.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of our common and subordinated units as of March 10, 2015 held by:

•	our general partner;

•	beneficial owners of 5% or more of our common units;

•	each director and named executive officer; and

•	all of our directors and executive officers as a group.
The amounts and percentage of our common units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all common units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise noted, the address for each beneficial owner listed below is 400 Woodcliff Drive, Canonsburg, Pennsylvania 15317.

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Common Units Beneficially Owned(2)	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned(2)
Rice Energy(3)	3,623	*	28,753,623	100%	50.0%
OppenheimerFunds, Inc.(4)	2,380,000	8.3%	—	—	4.1%
Atlantic Trust Group LLC(5)	1,778,909	6.2%	—	—	3.1%
Goldman Sachs Asset Management(6)	3,097,889	10.8%	—	—	5.4%
Daniel J. Rice IV	1,000	*	—	—	*
Robert R. Wingo	12,500	*	—	—	*
William E. Jordan	2,500	*	—	—	*
Daniel J. Rice III	—	—	—	—	—
Robert F. Vagt	—	—	—	—	—
D. Mark Leland	25,000	*	—	—	*
All directors and executive officers as a group (8 persons)	49,500	*	—	—	*

*	Less than one percent.

(1)
This column does not include 15,152 phantom units that we granted to each of Daniel J. Rice IV, Grayson T. Lisenby and James W. Rogers, 24,243 phantom units that we granted to each of Robert R. Wingo and William E. Jordan and 9,091 phantom units that we granted to D. Mark Leland in connection with the closing of our IPO pursuant to the Rice Midstream Partners LP Long-Term Incentive Plan. These phantom units will vest 100% on the second anniversary of the date of grant and will not be entitled to receive cash distributions prior to vesting.

(2)	Percentages of beneficial ownership are based on 28,753,623 common units and 28,753,623 subordinated units outstanding as of March 10, 2015.

(3)
Under Rice Energy’s amended and restated certificate of incorporation and bylaws, the voting and disposition of any of our common or subordinated units held by Rice Energy will be controlled by the board of directors of Rice Energy. The board of directors of Rice Energy, which acts by majority approval, is comprised of Daniel J. Rice IV, Toby Z. Rice, Robert F. Vagt, Daniel J. Rice III, Scott A. Gieselman, James W. Christmas and Steven C. Dixon. Each of the members of Rice Energy’s board of directors disclaims beneficial ownership of any of our units held by Rice Energy.

(4)	The address of the beneficial owner is Two World Financial Center, 225 Liberty Street, New York, NY10281

(5)	The address of the beneficial owner is Two Peachtree Pointe, Suite 1100, 1555 Peachtree Street, NE, Atlanta, GA 30309

(6)	The address of the beneficial owner is 200 West Street, New York, NY 10282
The following table sets forth the number of shares of common stock of Rice Energy owned by each of the named executive officers and directors and of our general partner and all directors and executive officers of our general partner as a group as of March 10, 2015:

Name of Beneficial Owner	Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned
Daniel J. Rice IV (2)	15,829	*
Robert R. Wingo (3)	—	—
William E. Jordan (4)	4,188	*
Daniel J. Rice III (5)	2,556,844	1.9%
Robert F. Vagt (6)	25,869	*
D. Mark Leland	—	—
All directors and executive officers as a group (8 persons) (7)	2,638,619	1.9%

*	Less than one percent.

(1)	Based upon an aggregate of 136,297,909 shares outstanding as of March 10, 2015.

(2)
This number includes 4,590 shares underlying restricted stock units which are exercisable or may be settled within 60 days of March 10, 2015 and does not include 30,289 restricted stock units or any unearned performance stock units that have been issued to Mr. Rice under Rice Energy’s equity incentive plans.

(3)	This number does not include 5,615 restricted stock units or any unearned performance stock units that have been issued to Mr. Wingo under Rice Energy’s equity incentive plans.

(4)
This number includes 4,188 shares underlying restricted stock units which are exercisable or may be settled within 60 days of March 10, 2015 and does not include 51,449 restricted stock units or any unearned performance stock units that have been issued to Mr. Jordan under Rice Energy’s equity incentive plans.

(5)
By virtue of his relationship as the spouse of the co-trustee of the Rice Energy Irrevocable Trust, Mr. Daniel J. Rice III is deemed to have an indirect beneficial interest in the 19,800,000 shares of common stock held by the Rice Energy Irrevocable Trust. Mr. Daniel J. Rice III disclaims beneficial ownership of any interests in Rice Energy in excess of his indirect pecuniary interest therein.

(6)	This number includes 10,694 shares underlying restricted stock units which are exercisable or may be settled within 60 days of March 10, 2015.

(7)
Includes an aggregate of 33,693 shares underlying restricted stock units granted to all directors and executive officers of Rice Energy which are exercisable or may be settled within 60 days of March 10, 2015.

Equity Compensation Plan Information
The following table provides information regarding securities authorized for issuance under our equity compensation plan as of December 31, 2014:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (3)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	435,549	—	4,555,118
Total	435,549	—	4,555,118

(1)
The amounts in column (a) of this table reflect only phantom units that are settled in our common units that have been granted under the LTIP. Phantom units that are settled in cash, rather than in our common units, have also been granted under the LTIP but are not reflected in this column because securities will not be issued upon vesting of these awards. No equity or equity-based awards have been made by us, including under the LTIP, other than unit- or cash-settled phantom units.

(2)	This column is not applicable because phantom units do not have an exercise price.

(3)
he figures in this column reflect the total number of common units remaining available for future issuance under the LTIP as of December 31, 2014. The LTIP was adopted by our general partner in connection with but prior to the closing of our IPO and provides for the grant of a wide variety of cash and equity awards. For additional information about the LTIP and the awards granted thereunder, please read “Item 11. Executive Compensation.” For a summary of the material terms of the LTIP, please refer to the section of our Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission on December 8, 2014, entitled “Management-Long-Term Incentive Plan.”

Item 13. Certain Relationships and Related Transactions, and Director Independence Procedures for Review, Approval and Ratification of Related Person Transactions
Rice Energy owns 3,623 common units and 28,753,623 subordinated units representing an aggregate approximately 50.0% limited partner interest in us and all of the incentive distribution rights. Rice Energy owns and controls (and appoints all the directors of) our general partner, which owns a non-economic general partner interest in us.
The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s length negotiations. These terms are not necessarily at least as favorable to the parties to these transactions and agreements as the terms that could have been obtained from unaffiliated third parties.
Distributions and Payments to Our General Partner and Its Affiliates
The following summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the conversion, ongoing operation and any liquidation of us.
Formation Stage

The aggregate consideration received by our general partner and its affiliates, including Rice Energy, for the contribution of our initial assets
• 3,623 common units;
• 28,753,623 subordinated units;
• the non-economic general partner interest;
• the incentive distribution rights; and
• approximately $414.4 million of the net proceeds from our initial public offering, $195.3 million of which represents a reimbursement of capital expenditures incurred by Rice Energy on our behalf and $219.1 million of which represents a distribution to Rice Energy.

Operational Stage

Distributions of cash available for distribution to our general partner and its affiliates, including Rice Energy
We will generally make cash distributions 100% to our unitholders, including affiliates of our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, Rice Energy, or the initial holder of the incentive distribution rights, will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.
Assuming we have sufficient cash available for distribution to pay the full minimum quarterly distribution on all of our outstanding common units and subordinated units for four quarters, our general partner and its affiliates (including Rice Energy) would receive an annual distribution of approximately $21.6 million on their units.

Payments to our general partner and its affiliates
Rice Energy provides customary management and general administrative services to us. Our general partner reimburses Rice Energy at cost for its direct expenses incurred on behalf of us and a proportionate amount of its indirect expenses incurred on behalf of us, including, but not limited to, compensation expenses. Our general partner does not receive a management fee or other compensation for its management of our partnership, but we reimburse our general partner and its affiliates for all direct and indirect expenses they incur and payments they make on our behalf, including payments made to Rice Energy for customary management and general administrative services. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us.

Withdrawal or removal of our general partner
If our general partner withdraws or is removed, its non-economic general partner interest and its incentive distribution rights and those of its affiliates will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidiation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.
Agreements with Affiliates
Registration Rights Agreement
On December 22, 2014, in connection with the closing of our initial public offering, we entered into a registration rights agreement with Rice Energy pursuant to which we may be required to register the sale of the (i) common units issued (or issuable) to Rice Energy pursuant to the contribution agreement, (ii) subordinated units and (iii) common units issuable upon conversion of subordinated units pursuant to the terms of the partnership agreement (together, the “Registrable Securities”) it holds. Under the registration rights agreement, Rice Energy will have the right to request that we register the sale of Registrable Securities held by it, and Rice Energy will have the right to require us to make available shelf registration statements permitting sales of Registrable Securities into the market from time to time over an extended period, subject to certain limitations. Pursuant to the registration rights agreement and our partnership agreement, we may be required to undertake a future public or private offering and use the proceeds (net of underwriting or placement agency discounts, fees and commissions, as applicable) to redeem an equal number of common units from them. In addition, the registration rights agreement gives Rice Energy “piggyback” registration rights under certain circumstances. The registration rights agreement also includes provisions dealing with indemnification and contribution and allocation of expenses. All of the Registrable Securities held by Rice Energy and any permitted transferee will be entitled to these registration rights.

Omnibus Agreement
On December 22, 2014, in connection with the closing of our initial public offering, we entered into an omnibus agreement with our general partner, Rice Midstream Holdings and Rice Energy, pursuant to which:

•
Rice Energy will grant us a right of first offer on any future divestiture of all of Rice Energy’s interests in (i) its gas gathering system in the core of the Utica Shale in Belmont County, Ohio, (ii) its fresh water distribution systems in Washington and Greene Counties, Pennsylvania and (iii) its fresh water distribution system in Belmont County, Ohio;

•
we will be obligated to reimburse Rice Energy for all expenses incurred by Rice Energy or its affiliates (or payments made on our behalf) in conjunction with its provision of general and administrative services to us, including, but not limited to, our publicly traded partnership expenses and an allocated portion of the compensation expense of the executive officers and other employees of Rice Energy and our general partner who perform general and administrative services for us or on our behalf; and

•	Rice Energy will provide us with a license to use certain Rice Energy-related names and trademarks in connection with our operations.
Rice Energy will indemnify us for three years after the closing date of our IPO against certain environmental and other liabilities for events and conditions associated with the operation of our assets that occurred or existed on or before the closing of our initial public offering. The maximum liability of Rice Energy for this indemnification obligation will not exceed $15 million and Rice Energy will not have any obligation under this indemnification until our aggregate losses exceed $250,000. Rice Energy will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws enacted or promulgated after December 22, 2014, the closing date of our initial public offering.
In addition, Rice Energy will indemnify us for three years after December 22, 2014, the closing date of our initial public offering, for losses attributable to title defects and failures to obtain consents or permits necessary for the operation of our assets. Rice Energy will also indemnify us for any event or condition related to the assets retained by Rice Energy and income taxes attributable to pre-closing operations.
We have agreed to indemnify Rice Energy against all losses, including environmental liabilities, related to the operation of our assets after the closing of our initial public offering, to the extent Rice Energy is not required to indemnify us. There is no limit on the amount for which we will indemnify Rice Energy under the omnibus agreement. As a result, we may incur such expenses in the future, which may be substantial.
Our potential acquisition of the fresh water distribution systems will be conditioned upon our obtaining a ruling or interpretive guidance from the Internal Revenue Service that income from fresh water distribution services is qualifying income for federal income tax purposes.
The initial term of the omnibus agreement ends December 22, 2024, and will thereafter automatically extend from year-to-year unless terminated by us or our general partner. We or Rice Energy may also terminate the omnibus agreement in the event that Rice Energy ceases to control our general partner or our general partner is removed. The omnibus agreement may only be assigned by any party with the other parties’ consent.
Secondment Agreement
On December 22, 2014, concurrently with the closing of our initial public offering, we and Rice Energy entered into a secondment agreement pursuant to which specified employees of Rice Energy will be seconded to us to provide operating and other services with respect to our business under the direction, supervision and control of us or our general partner. We will reimburse Rice Energy for the services provided by the seconded employees pursuant to the secondment agreement.
Other Contractual Relationships with Rice Energy
Gas Gathering and Compression Agreement
On December 22, 2014, we entered into a 15 year, fixed fee gas gathering and compression agreement with Rice Energy under which we have agreed to gather natural gas on our Washington County and Greene County gathering systems and provide compression services. Under the agreement, we will charge Rice Energy a gathering fee of $0.30 per Dth and a compression fee of $0.07 per Dth per stage of compression, each subject to annual adjustment for inflation based on the Consumer Price Index. This agreement covers approximately 65,000 gross acres of Rice Energy’s acreage position in the dry gas core of the Marcellus Shale in southwestern Pennsylvania as of December 31, 2014 and any future acreage it acquires within these counties, other than 22,000 gross acres subject to a pre-existing third-party dedication.
Pursuant to the gas gathering and compression agreement, Rice Energy will from time to time provide us with notice of the date on which it expects to require gas production to be delivered from a particular well pad. Subject to the provisions described in the following paragraph, we will be obligated to build out our gathering systems to such well pad and to install facilities to connect all wells planned for such well pad as soon as reasonably practicable, but in any event within one year of receipt of such notice, subject to extension for force majeure, including inability to obtain or delay in obtaining permits and rights of way.
We will be obligated to connect all of Rice Energy’s wells that produce gas from the area dedicated to us under the gas gathering and compression agreement that (i) were completed as of the closing date of our initial public offering, (ii) are included in Rice Energy’s initial development plan for drilling activity for the period from the closing date of our initial public offering through December 31, 2017 or (iii) are within five miles of our gas gathering system on the date Rice Energy provides us with notice that a new well pad is expected to require gathering services. For wells other than those described in the preceding sentence, we and Rice Energy will negotiate in good faith an appropriate gathering fee. If we cannot reach agreement with Rice Energy on a gathering fee for any such additional well, Rice Energy will have the option to have us connect such well to our gathering systems for a gathering fee of $0.30 per Dth and bear the incremental cost of constructing the connection to such well in excess of the cost we would have incurred to connect a well located on the five-mile perimeter, or Rice Energy will cause such well to be released from our dedication under the gas gathering and compression agreement.
Pipeline, Construction, Ownership and Operating Agreement
A subsidiary of Rice Energy is party to a Pipeline, Construction, Ownership and Operating Agreement, or the Whipkey Agreement, pursuant to which it owns a 60% working interest in a joint venture that owns a natural gas gathering pipeline in Greene County, Pennsylvania. The gathering pipeline owned by the joint venture is connected to a single producing well operated by Rice Energy. The Whipkey Agreement was contributed to us in connection with the closing of our initial public offering. We recognized approximately $0.5 million and $0.2 million of revenue, respectively, during the years ended December 31, 2013 and December 31, 2014 pursuant to the Whipkey Agreement.
Procedures for Review, Approval and Ratification of Transactions with Related Persons
In connection with the closing of our initial public offering, the board of directors of our general partner adopted policies for the review, approval and ratification of transactions with related persons. The board adopted a written code of business conduct and ethics, under which a director would be expected to bring to the attention of our chief executive officer or the board any conflict or potential conflict of interest that may arise between the director or any affiliate of the director, on the one hand, and us or our general partner on the other. The resolution of any such conflict or potential conflict should, at the discretion of the board in light of the circumstances, be determined by a majority of the disinterested directors.
If a conflict or potential conflict of interest arises between our general partner or its affiliates, on the one hand, and us or our unitholders, on the other hand, the resolution of any such conflict or potential conflict should be addressed by the board of directors of our general partner in accordance with the provisions of our partnership agreement. At the discretion of the board in light of the circumstances, the resolution may be determined by the board in its entirety or by the conflicts committee.
Under the provisions of our code of business conduct, any executive officer will be required to avoid conflicts of interest unless approved by the board of directors of our general partner.
The code of business conduct and ethics described above was adopted in connection with the closing of our initial public offering, and as a result, the transactions described above were not reviewed according to such procedures.
Item 14. Principal Accountant Fees and Services
Ernst & Young LLP (“E&Y”) served as our independent auditor for the fiscal year ended December 31, 2014. The following table presents fees billed for professional audit services rendered by E&Y for the audit of our annual financial statements for the year ended December 31, 2014, and fees for other services rendered by E&Y.

(in thousands)
Audit Fees(1)	$653.4
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$653.4

(1)
For fiscal year 2014, includes E&Y fees for professional services provided in connection with (a) audit of our financial statements, (b) review of our quarterly consolidated financial statements and (c) review of our filings with the SEC, including review of registration statements, comfort letters and consents.

Policy for Approval of Audit and Permitted Non-Audit Services
Before the independent registered public accounting firm is engaged by us or our subsidiaries to render audit or non-audit services, the audit committee must pre-approve the engagement. Audit committee pre-approval of audit and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the audit committee. The chairman of the audit committee has the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and presented to the audit committee at a subsequent meeting.
The audit committee has approved the appointment of E&Y as our independent auditor to conduct the audit of our consolidated financial statements for the year ending December 31, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules
a. The following documents are filed as a part of this Annual Report on Form 10-K or incorporated herein by reference:
(1) Financial Statements:
See Item 8. Financial Statements and Supplementary Data.
(2) Financial Statement Schedules:
None.
(3) Exhibits:
The exhibits listed on the accompanying index to exhibits (pages 123 through 124) are filed as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICE MIDSTREAM PARTNERS LP

By:	Rice Midstream Management LLC, its general partner
By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer
March 13, 2015
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title (Position with Rice Midstream Management LLC)	Date

/s/ Daniel J. Rice IV	Director, Chief Executive Officer	March 13, 2015
Daniel J. Rice IV	(Principal Executive Officer)

/s/ Grayson T. Lisenby	Senior Vice President and Chief Financial Officer	March 13, 2015
Grayson T. Lisenby	(Principal Financial Officer)

/s/ James W. Rogers	Senior Vice President, Chief Accounting &	March 13, 2015
James W. Rogers	Administrative Officer, Treasurer
(Principal Accounting Officer)

/s/ Robert R. Wingo	Director, Senior Vice President, Chief Operating Officer	March 13, 2015
Robert R. Wingo

/s/ Daniel J. Rice III	Director	March 13, 2015
Daniel J. Rice III

/s/ Robert F. Vagt	Director	March 13, 2015
Robert F. Vagt

/s/ D. Mark Leland	Director	March 13, 2015
D. Mark Leland

Index to Exhibits
Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Certificate of Formation of Rice Midstream Partners LP (incorporated by reference to Exhibit 3.1 of the Partnership’s draft registration statement on Form S-1 (File No. 377-00804) filed with the Commission on October 3, 2014).

3.2
Amended and Restated Agreement of Limited Partnership of Rice Midstream Partners LP, dated December 22, 2014, by and between Rice Midstream Management LLC, as the General Partner, and Rice Midstream Holdings LLC, as the Organizational Limited Partner LLC (incorporated by reference to Exhibit 3.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on December 22, 2014).

3.3
Certificate of Formation of Rice Midstream Management LLC (incorporated by reference to Exhibit 3.3 of the Partnership’s draft registration statement on Form S-1 (File No. 377-00804) filed with the Commission on October 3, 2014).

3.4
Amended and Restated Limited Liability Company Agreement of Rice Midstream Management LLC, dated as of December 22, 2014, by Rice Midstream Holdings LLC, as the Sole Member (incorporated by reference to Exhibit 3.2 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on December 22, 2014).

10.1
Contribution Agreement, dated as of December 22, 2014, by and among Rice Midstream Partners LP, Rice Midstream Holdings LLC, Rice Midstream OpCo LLC and Rice Midstream Management LLC (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on December 22, 2014).

10.2
Omnibus Agreement, dated as of December 22, 2014, by and between Rice Midstream Partners LP, Rice Midstream Management LLC, Rice Poseidon Midstream LLC, Rice Midstream Holdings LLC and Rice Energy Inc. (incorporated by reference to Exhibit 10.2 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on December 22, 2014).

10.3
Gas Gathering and Compression Agreement, dated as of December 22, 2014, by and between Rice Drilling B LLC, Rice Midstream Partners LP and Alpha Shale Resources LP (incorporated by reference to Exhibit 10.3 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on December 22, 2014).

10.4
Registration Rights Agreement, dated as of December 22, 2014, by and between Rice Midstream Holdings LLC and Rice Midstream Partners LP ((incorporated by reference to Exhibit 10.5 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on December 22, 2014).

10.5
Credit Agreement, dated as of December 22, 2014, among Rice Midstream Partners LP, as Parent Guarantor, Rice Midstream OpCo LLC, as Borrower, Wells Fargo Bank, National Association, as administrative agent, certain lenders party thereto and the other parties thereto (incorporated by reference to Exhibit 10.6 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on December 22, 2014).

10.6
Employee Secondment Agreement, dated as of December 22, 2014, by and between Rice Energy Inc. and Rice Midstream Partners LP (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on December 22, 2014).

10.7†
Rice Midstream Partners LP 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 of the Partnership’s Registration Statement on Form S-8 (File No. 333-201169) filed with the Commission on December 19, 2014).

10.8†
Form of Phantom Unit Agreement- Equity Settled under the Rice Midstream Partners LP 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 of the Partnership’s Registration Statement on Form S-8 (File No. 333-201169) filed with the Commission on December 19, 2014).

10.9†
Form of Phantom Unit Agreement- Cash Settled under the Rice Midstream Partners LP 2014 Long- Term Incentive Plan (incorporated by reference to Exhibit 4.5 of the Partnership’s Registration Statement on Form S-8 (File No. 333-201169) filed with the Commission on December 19, 2014).

21.1
List of Subsidiaries of Rice Midstream Partners LP (incorporated by reference to Exhibit 21.1 of the Partnership’s Registration Statement on Form S-1/A (File No. 333-199932) filed with the Commission on November 25, 2014).

23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Ernst & Young LLP.
23.3*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

*	Filed herewith.
**
Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Exchange Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.

†	Management contract or compensatory plan or agreement.

GLOSSARY OF TERMS
Btu: British thermal units.
capacity: Pipeline capacity available to transport natural gas based on system facilities and design conditions.
condensate: Similar to crude oil and produced in association with natural gas gathering and processing.
Dominion: Dominion Transmission’s TL-342 and TL-492 interstate pipelines.
DOT: Department of Transportation.
EIA: U.S. Energy Information Administration.
EPA: Environmental Protection Agency.
EQT: EQT Midstream Partners, LP’s M-78 and H-148 pipeline systems.
FERC: Federal Energy Regulatory Commission.
field: The general area encompassed by one or more oil or gas reservoirs or pools that are located on a single geologic feature, that are otherwise closely related to the same geologic feature (either structural or stratigraphic).
hydrocarbon: An organic compound containing only carbon and hydrogen.
Longwall coal mining: A productive underground mining method in the United States. A shearer with two rotating cutting drums trams across the longwall face, cutting the coal and transferring it to an armored chain conveyor. Hydraulic supports hold the roof as the longwall system advances through the coal.
MDth: One thousand dekatherms.
MDth/d: One thousand dekatherms per day.
MMDth/d: One million dekatherms per day.
MGPD: One thousand gallons per day.
MMGPD: One million gallons per day.
MMcf: One million cubic feet of natural gas.
MMcf/d: One million cubic feet per day.
natural gas: Hydrocarbon gas found in the earth, composed of methane, ethane, butane, propane and other gases.
NFGS: National Fuel Gas Supply’s N-Line interstate pipeline.
NGLs: Natural gas liquids, which consist primarily of ethane, propane, isobutane, normal butane and natural gasoline.
oil: Crude oil and condensate.
scf: Standard cubic feet.
SEC: United States Securities and Exchange Commission.
TCO: Columbia (TCO)’s 1750 and 1983 interstate pipelines.
TETCO: Spectra Energy’s Texas Eastern interstate pipeline.
throughput: The volume of product passing through a pipeline, plant, terminal or other facility.