Form 10-Q
period 2015-03-31
Rice Midstream Partners LP
filed 2015-05-08
CIK 1620928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

(724) 746-6720
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

At May 5, 2015, there were 57,507,246 units (consisting of 28,753,623 common units and 28,753,623 subordinated units) outstanding.

RICE MIDSTREAM PARTNERS LP
QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”) on file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements may include statements about:

•	the ability of Rice Energy or our other customers to meet their drilling and development plans on a timely basis or at all;

•	business strategy;

•	realized natural gas, NGLs and oil prices;

•	competition and government regulations;

•	actions taken by third-party producers, operators, processors and transporters;

•	pending legal or environmental matters;

•	costs of conducting our gathering and compression operations;

•	general economic conditions;

•	credit and capital markets;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our gathering and compression business. These risks include, but are not limited to, commodity price volatility; inflation; environmental risks; regulatory changes; the uncertainty inherent in projecting future throughput volumes, cash flow and access to capital; the timing of development expenditures of Rice Energy or our other customers; and the other risks described under “Item 1A. Risk Factors” in our 2014 Annual Report.
Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

Commonly Used Defined Terms
As used in the Quarterly Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•
“Rice Midstream Partners LP,” the “Partnership,” “we,” “our,” “us” or like terms refers to Rice Midstream Partners LP and its consolidated subsidiaries, and for periods prior to our initial public offering on December 22, 2014, refers to our Predecessor;

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

•	“Rice Midstream Holdings” refers to Rice Midstream Holdings LLC, the owner of our general partner and a wholly-owned subsidiary of Rice Energy; and

•	“Rice Poseidon” refers to Rice Poseidon Midstream LLC, a wholly-owned subsidiary of Rice Energy immediately prior to the completion of our initial public offering on December 22, 2014.

PART I

Item 1. Financial Statements
 Introduction to the Condensed Consolidated Financial Statements
Rice Midstream Partners LP (“Rice Midstream Partners” or the “Partnership”), which closed its initial public offering (“IPO”) on December 22, 2014, is a Delaware limited partnership formed by Rice Energy Inc. (“Rice Energy”) in August 2014. References in these unaudited condensed consolidated financial statements to the Partnership, when used for periods prior to its IPO, refer to the Predecessor (as defined below). References in these unaudited condensed consolidated financial statements, when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. References in these unaudited condensed consolidated financial statements to Rice Energy refer collectively to Rice Energy and its consolidated subsidiaries, other than the Predecessor or the Partnership, as applicable.
Rice Poseidon Midstream LLC (“Rice Poseidon”) was formed in July 2013 to hold all of Rice Drilling B LLC’s (“Rice Drilling B”) wholly-owned natural gas gathering, compression and fresh water distribution assets in Pennsylvania. Rice Drilling B is a wholly-owned operating company of Rice Energy. At the time of the formation of Rice Poseidon, the only natural gas gathering, compression and fresh water distribution assets in Pennsylvania not included in Rice Poseidon and in which Rice Drilling B owned any interest were the natural gas gathering and water distribution assets (the “Alpha Assets”) of Alpha Shale Resources, LP (“Alpha Shale”), which are treated as having been acquired by the Predecessor upon Rice Drilling B’s acquisition of the remaining 50% interest in Alpha Shale from a third party in January 2014. Prior to the formation of Rice Poseidon, the assets of Rice Poseidon were held in various subsidiaries of Rice Drilling B.
The “Predecessor,” when discussing periods:

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
In addition, on April 17, 2014, Rice Poseidon acquired natural gas gathering assets (the “Momentum Assets”) in eastern Washington and Greene Counties, Pennsylvania, from M3 Appalachia Gathering LLC.

Rice Midstream Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$8,670	$26,832
Accounts receivable	3,706	297
Accounts receivable - affiliate	10,789	2,049
Deposits, prepaid expenses and other	289	233
Total current assets	23,454	29,411

Property and equipment, net	317,651	280,077
Deferred financing costs, net	2,734	2,874
Goodwill	39,142	39,142
Intangible assets, net	47,383	47,791
Total assets	$430,364	$399,295

Liabilities and partners’ capital
Current liabilities:
Accounts payable	14,865	109
Accrued capital expenditures	12,781	4,103
Payable to affiliate	—	156
Other accrued liabilities	628	1,577
Total current liabilities	28,274	5,945

Long-term liabilities:
Other long-term liabilities	23	—
Total liabilities	28,297	5,945

Partners’ capital:
Common units (28,753,623 issued and outstanding at March 31, 2015 and December 31, 2014)	447,221	442,451
Subordinated units (28,753,623 issued and outstanding at March 31, 2015 and December 31, 2014)	(45,154)	(49,101)
Total partners’ capital	402,067	393,350
Total liabilities and partners’ capital	$430,364	$399,295

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except unit data)	2015	2014
Operating revenues:
Affiliate	$13,515	$66
Third-party	2,651	—
Total operating revenues	16,166	66

Operating expenses:
Operation and maintenance expense	1,381	442
General and administrative expense (1)	2,331	1,591
Incentive unit expense (2)	—	5,625
Stock compensation expense	996	—
Depreciation expense	1,449	248
Amortization of intangible assets	408	—
Total operating expenses	6,565	7,906

Operating income (loss)	9,601	(7,840)
Other income	5	—
Interest expense (3)	(394)	(2,630)
Amortization of deferred finance costs	(144)	—
Income (loss) before income taxes and discontinued operations	9,068	(10,470)
Income tax benefit	—	2,010
Income (loss) from continuing operations	9,068	(8,460)
Loss from discontinued operations, net of tax	—	(718)
Net income (loss)	$9,068	$(9,178)

Net income per limited partner unit (basic and diluted)
Common units	$0.16
Subordinated units	$0.16

Cash distributions declared per limited partner unit:
Common units	$0.1875
Subordinated units	$0.1875

(1)	General and administrative expenses include charges from Rice Energy of $1.6 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.

(2)	Incentive unit expense for the three months ended March 31, 2014 was allocated from Rice Energy.

(3)	Interest expense for the three months ended March 31, 2014 was allocated from Rice Energy.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$9,068	$(9,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations, net of income taxes	—	718
Depreciation and amortization expense	1,449	248
Amortization of intangibles	408	—
Amortization of deferred financing costs	144	—
Incentive unit expense	—	5,625
Stock compensation expense	996	—
Deferred income tax benefit	—	(2,010)
Changes in operating assets and liabilities:
(Increase) in accounts receivable and receivable from affiliate	(12,150)	(104)
(Increase) in prepaid expenses and other assets	(55)	(2,524)
Increase in accounts payable and payable to affiliate	1,025	185
(Decrease) increase in accrued liabilities and other	(954)	25
Net cash used in operating activities of continuing operations	(69)	(7,015)
Net cash used in operating activities of discontinued operations	—	(736)
Net cash used in operating activities	(69)	(7,751)

Cash flows from investing activities:
Capital expenditures	(16,769)	(11,019)
Acquisition of Marcellus joint venture	—	(55,000)
Net cash used in investing activities of continuing operations	(16,769)	(66,019)
Net cash provided by investing activities of discontinued operations	—	5,622
Net cash used in investing activities	(16,769)	(60,397)

Cash flows from financing activities:
Costs related to IPO	(146)	—
Additions to deferred financing costs	(4)	—
Contributions from parent	—	72,886
Distributions paid to unitholders	(1,174)	—
Net cash (used in) provided by financing activities of continuing operations	(1,324)	72,886
Net cash used in financing activities of discontinued operations	—	(4,886)
Net cash (used in) provided by financing activities	(1,324)	68,000

Net decrease in cash	(18,162)	(148)
Cash at the beginning of the year	26,832	148
Cash at the end of the period	$8,670	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Statements of Condensed Consolidated Partners’ Capital
(Unaudited)

		Limited Partners
(in thousands)	Parent Net Equity	Common	Subordinated	Total
Balance, January 1, 2014	$65,778	$—	$—	$65,778
Contributions from parent	74,753	—	—	74,753
Net loss	(9,178)	—	—	(9,178)
Balance, March 31, 2014	$131,353	$—	$—	$131,353

Balance, January 1, 2015	$—	$442,451	$(49,101)	$393,350
Stock compensation	—	969	—	969
Offering costs related to the IPO	—	(146)	—	(146)
Distributions to unitholders	—	(587)	(587)	(1,174)
Consolidated net income	—	4,534	4,534	9,068
Balance, March 31, 2015	$—	$447,221	$(45,154)	$402,067
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared by the Partnership’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Partnership’s financial position as of March 31, 2015 and December 31, 2014 and its unaudited condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2015 and 2014. For periods prior to December 22, 2014, those condensed consolidated financial statements have been prepared from the separate records maintained by Rice Energy and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods prior to the Partnership’s IPO. Because a direct ownership relationship did not exist among the businesses comprising the Predecessor, the net investment in the Predecessor is shown as parent net equity in the condensed consolidated financial statements. Subsequent to the Partnership’s IPO, the unaudited condensed consolidated financial statements include the accounts of the Partnership and its subsidiaries, Rice Midstream OpCo LLC (“Rice Midstream OpCo”) and Rice Poseidon. Transactions between the Partnership and Rice Energy have been identified in the unaudited condensed consolidated financial statements as transactions between related parties.
The unaudited condensed consolidated financial statements and notes previously reported in periods prior to the distribution of all water distribution system assets have been recast to reflect the presentation of the water distribution assets as discontinued operations. Please see Note 7 for additional information regarding discontinued operations.

2.	Long-Term Debt
On December 22, 2014, Rice Midstream OpCo entered into a revolving credit agreement (the “revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The credit facility provides for a letter of credit sublimit of $50.0 million. As of March 31, 2015, Rice Midstream OpCo had no borrowings outstanding and no letters of credit under this facility. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The Partnership and its restricted subsidiaries are the guarantors of the obligations under the revolving credit facility.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Partnership has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect. The Partnership also pays a commitment fee based on the undrawn commitment amount ranging from 35 to 50 basis points.
The revolving credit facility is secured by mortgages and other security interests on substantially all of its properties and guarantees from the Partnership and its restricted subsidiaries.
The revolving credit facility limits the Partnership’s ability to, among other things:

•	incur or guarantee additional debt;

•	redeem or repurchase units or make distributions under certain circumstances;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.

The revolving credit facility also requires the Partnership to maintain the following financial ratios:

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

The Partnership was in compliance with such covenants and ratios effective as of March 31, 2015.

3.	Commitments and Contingencies
Lease Obligations
The Partnership has lease obligations for compression equipment under existing contracts with third parties. Rent expense included in operation and maintenance expense for the three months ended March 31, 2015 and 2014 was $0.4 million and $0.1 million, respectively. Future payments for this equipment as of March 31, 2015 totaled $6.6 million (2015-$1.3 million, 2016-$1.6 million, 2017-$0.9 million, 2018-$0.9 million, 2019-$0.9 million and thereafter-$1.0 million).
Environmental Obligations
The Partnership is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. The Partnership believes there are currently no such regulatory or environmental matters that will have a material adverse effect on its results of operations, cash flows or financial position.

4.	Partners’ Capital
On December 22, 2014, the Partnership completed an underwritten IPO of 28,750,000 common units representing limited partner interests in the Partnership. Rice Energy retained a 50% equity interest in the Partnership, consisting of 3,623 common units and 28,753,623 subordinated units. Concurrent with the IPO, Rice Energy contributed to the Partnership 100% of Rice Poseidon. A wholly-owned subsidiary of Rice Energy serves as the general partner of the Partnership.
The Partnership received cash proceeds, net of issuance costs, of approximately $444.1 million upon the closing of the IPO. Approximately $414.4 million of the proceeds were distributed to Rice Energy, $25.0 million was retained by the Partnership to fund 2015 expansion capital expenditures, approximately $2.0 million was retained to pay expenses of the IPO and $2.7 million was used by the Partnership to pay origination fees associated with the credit agreement entered into by the Partnership at the closing of the IPO.

5.	Phantom Unit Awards
In connection with the closing of the IPO, the Partnership’s general partner granted phantom unit awards under the Rice Midstream Partners LP 2014 Long Term Incentive Plan (the “LTIP”) to certain non-employee directors of the Partnership and executive officers and employees of Rice Energy. The Partnership recorded $1.0 million of stock compensation expense related to these awards in the three months ended March 31, 2015. Total unrecognized compensation expense expected to be recognized over the remaining vesting periods as of March 31, 2015 is $5.9 million for these awards.

6.	Net Income per Limited Partner Unit and Cash Distributions
The Partnership’s net income is allocated to the limited partners, including subordinated unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to the incentive distribution rights held by Rice Midstream Holdings LLC, a wholly-owned subsidiary of Rice Energy (“Rice Midstream Holdings”). The allocation of undistributed earnings, or net income in excess of distributions, to the incentive distribution rights is limited to cash available for distribution for the period. The Partnership’s net income allocable to the limited partners is allocated between common and subordinated unitholders by applying the provisions of the Partnership’s partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Any common units issued during the period are included on a weighted-average basis for the days in which they were outstanding.

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

(in thousands, except unit data)	Three Months Ended March 31, 2015
Limited partner net income	$9,068

Net income allocable to common units	$4,534
Net income allocable to subordinated units	4,534
Limited partner net income	$9,068

Weighted-average limited partner units outstanding - basic:
Common units	28,753,623
Subordinated units	28,753,623
Total	57,507,246

Weighted-average limited partner units outstanding - diluted:
Common units (1)	28,753,623
Subordinated units	28,753,623
Total	57,507,246

Net income per limited partner unit - basic:
Common units	$0.16
Subordinated units	0.16
Total	$0.16

Net income per limited partner unit - diluted:
Common units	$0.16
Subordinated units	0.16
Total	$0.16

Cash distributions declared per limited partner unit: (2)
Common units	$0.1875
Subordinated units	0.1875
Total	$0.1875
(1) Net income per limited partner unit excludes 23,746 common units attributable to phantom units that are considered anti-dilutive for the three months ended March 31, 2015.

(2)	See Note 11 for further discussion of cash distributions declared for the period presented.
Subordinated Units
Rice Midstream Holdings owns all of the Partnership’s subordinated units. The principal difference between the Partnership’s common units and subordinated units is that, for any quarter during the “subordination period,” holders of the subordinated units will not be entitled to receive any distribution from operating surplus until the common units have received the minimum quarterly distribution for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages. When the subordination period ends, each outstanding subordinated unit will convert into one common unit, which will then participate pro rata with the other common units in distributions.
Incentive Distribution Rights
All of the incentive distribution rights are held by Rice Midstream Holdings. Incentive distribution rights represent the right to receive increasing percentages (15%, 25% and 50%) of quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels (described below) have been achieved.
For any quarter in which the Partnership has distributed cash from operating surplus to the common and subordinated unitholders in an amount equal to the minimum distribution, then the Partnership will distribute any additional available cash from operating surplus for that quarter among the unitholders and the incentive distribution rights holders within 60 days after the end of each quarter in the following manner:

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
On February 20, 2015, a prorated cash distribution of $0.0204 per common unit was paid to limited partners related to the fourth quarter of 2014. This was the first distribution declared by the Partnership and the prorated amount corresponds to the minimum quarterly distribution of $0.1875 per unit, or $0.75 on an annualized basis. The Partnership adjusted its first cash distribution for the 10-day period following the closing of the IPO on December 22, 2014 through December 31, 2014.  On April 24, 2015, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the first quarter of 2015 of $0.1875 per common and subordinated unit. The cash distribution will be paid on May 14, 2015 to unitholders of record at the close of business on May 5, 2015.

7.	Discontinued Operations
Concurrent with the closing of the IPO, all of the Predecessor’s fresh water distribution assets and related operations were distributed to Rice Midstream Holdings. Such fresh water distribution assets had not generated any revenue for the Predecessor and no gain or loss was recognized as a result of the distribution. The following table summarizes the components of discontinued operations activity for the three months ended March 31, 2014.

(in thousands)	Three Months Ended March 31, 2014
Operating expenses	$(1,174)
Loss from discontinued operations before income taxes	(1,174)
Income tax benefit	456
Loss from discontinued operations, net of tax	$(718)
Included in the loss from discontinued operations before income taxes is allocated interest expense from Rice Energy of $0.4 million for the three months ended March 31, 2014.

8.	Income Taxes
The Partnership is not subject to federal and state income taxes as a result of its limited partner structure. For federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by the Partnership flow through to the unitholders. As such, the Partnership does not record a provision for income taxes in the current period. Prior to the IPO, the Partnership’s income was included as part of Rice Energy’s consolidated federal tax return. The Partnership did not report any income tax benefit or expense for periods prior to January 29, 2014, which was the date of Rice Energy’s initial public offering, because Rice Energy’s accounting predecessor was a limited liability company that was not subject to federal income tax. For the period beginning January 29, 2014 and ending December 21, 2014, Rice Energy allocated an income tax benefit to the Predecessor.

9.	Related Party Transactions
In the ordinary course of business, the Partnership has transactions with affiliated companies. During the three months ended March 31, 2015 and 2014, related parties included Rice Energy and certain of its subsidiaries. Prior to the IPO, the push-down impact of the transactions were recorded in the consolidated statements of operations, and although no cash settlement occurred, all transactions with Rice Energy and its subsidiaries were recorded in parent net equity. Upon completion of the IPO, the Partnership entered into an omnibus agreement (the “Omnibus Agreement”) with its general partner, Rice Energy, Rice Poseidon and Rice Midstream Holdings. Pursuant to the Omnibus Agreement, Rice Energy performs centralized corporate and general and administrative services for the Partnership, such as financial and administrative, information technology, legal, health, safety and environmental, human resources, procurement, engineering, business development, investor relations, insurance and tax. In exchange, the Partnership reimburses Rice Energy for the expenses incurred in providing these services, except for any expenses associated with Rice Energy’s long-term incentive programs as these are not expenses of the Partnership subsequent to the IPO.
Also upon completion of the IPO, the Partnership entered into a 15 year, fixed-fee gas gathering and compression agreement (the “Gas Gathering and Compression Agreement”) with Rice Drilling B and Alpha Shale, pursuant to which the Partnership gathers Rice Energy’s natural gas and provides compression services on the Partnership’s gathering systems located in Washington County and Greene County, Pennsylvania. Pursuant to the Gas Gathering and Compression Agreement, the Partnership will charge Rice Energy a gathering fee of $0.30 per Dth and a compression fee of $0.07 per Dth per stage of compression, each subject to annual adjustment for inflation based on the Consumer Price Index. The Gas Gathering and Compression Agreement covers substantially all of the Rice Energy’s acreage position in the dry gas core of the Marcellus Shale in southwestern Pennsylvania as of March 31, 2015 and any future acreage it acquires within these counties, other than 22,000 gross acres subject to a pre-existing third-party dedication.
The expenses for which the Partnership reimburses Rice Energy and its subsidiaries may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis; however, the Partnership believes that these costs would not have been materially different had they been incurred on a stand-alone basis. Additionally, it would be impracticable to estimate what the costs related to administrative services provided by Rice Energy would have been with an unrelated third party.
Prior to Rice Energy’s initial public offering on January 29, 2014, the only long-term incentives offered to certain executives were through grants of incentive units, which were profits interests representing an interest in the future profits (once a certain level of proceeds has been generated) of Rice Energy’s predecessor parent entity Rice Energy Appalachia, LLC (“REA”) and granted pursuant to the limited liability company agreement of REA. The compensation expense recognized in these unaudited condensed consolidated financial statements is a non-cash charge, with the settlement obligation resting on NGP Rice Holdings, LLC (“NGP Holdings”) and Rice Energy Holdings LLC (“Rice Holdings”). Payments on the incentive units will be made by Rice Holdings and NGP Holdings and not by Rice Energy, Rice Poseidon or the Partnership, and as such are not dilutive to Rice Energy, Rice Poseidon or the Partnership. Incentive unit expense allocated to the Partnership based on its estimate of the expense attributable to its operations was $5.6 million for the three months ended March 31, 2014. No expense was recognized prior to Rice Energy’s initial public offering as the performance conditions related to the incentive units were deemed not probable of occurring. For periods subsequent to the IPO, no incentive unit expense has been allocated to the Partnership by Rice Energy.

10.	New Accounting Pronouncements
In May 2014, the FASB issued ASU, No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU No. 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements to which an entity must consider in recognizing revenue as this update will replace multiple locations for guidance. The FASB and International Accounting Standards Board

initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal and interim periods beginning after December 15, 2016 and should be applied retrospectively. Early adoption of this standard is not permitted. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date while at the same time permitting entities to adopt the standard on the original effective date if they choose. If the deferral is approved, the standard will be effective for interim and annual periods beginning after December 15, 2017. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.
In April 2015, the FASB issued ASU, 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplification of Debt Issuance Costs.” ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 is effective for periods beginning after December 15, 2015 with early adoption permitted. The Partnership is currently evaluating the impact of the provisions of ASU 2015-03.

11.	Subsequent Events
On April 24, 2015, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the first quarter of 2015 of $0.1875 per common and subordinated unit. The cash distribution will be paid on May 14, 2015 to unitholders of record at the close of business on May 5, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” contained in our 2014 Annual Report, as well as the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please read “Cautionary Statement Regarding Forward-Looking Statements.” Also, please read the risk factors and other cautionary statements described under the heading “Item 1A.—Risk Factors” included elsewhere in this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
Our Operations
Our assets are located within highly-concentrated acreage positions in the dry gas core of the Marcellus Shale in Washington and Greene Counties, Pennsylvania. The dry gas core of the Marcellus Shale in southwestern Pennsylvania is characterized by a combination of low development cost, consistently high production volumes and access to multiple takeaway pipelines.
We contract with Rice Energy and other producers to gather natural gas from wells and well pads located in our dedicated areas and/or near our gathering systems. The natural gas that we gather generally requires no processing or treating prior to delivery into interstate takeaway pipelines, and as of March 31, 2015, required only minimal compression. Over time, we expect to provide associated compression services on our gathering systems to Rice Energy and third parties.
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
The following provides a summary of the key terms of our gas gathering and compression agreements as of March 31, 2015.

	Remaining Term (Years)	Gathering Fee	Compression Fee (1)	Escalation /Adjustment Mechanism (2)	Dedicated Area
Rice Energy	15	$0.30 / Dth	$0.07 / stage	Yes	Washington and Greene Counties (3)
Third Parties (4)	11	$0.44 / Dth (5)	$0.05 / Dth	Yes	66,000 acres in Washington County

(1)
Compression fees under our gas gathering and compression agreements are typically derived on a per stage basis. However, under certain of our third-party agreements, the per stage fees charged for compression varies depending on line pressure as opposed to being a flat fee per stage and can include dehydration fees. We anticipate that the weighted average third-party compression fee will be lower for the remainder of 2015 based on projected line pressures.

(2)	The gathering and compression fees we receive under our gathering and compression agreements will be annually escalated based upon changes in the Consumer Price Index.

(3)
The dedicated area from Rice Energy excludes certain production from an area roughly encompassing three townships in southwestern Greene County under an existing dedication to a third party in which Rice Energy owned approximately 22,000 gross acres as of March 31, 2015.

(4)
Amounts shown for third parties represent weighted averages based on historical throughput in the case of remaining term and gathering fee (based on the year ended March 31, 2015), and in the case of dedications, aggregate acres.

(5)
Certain of our existing third-party contracts provided for an increase in the gathering fee we receive for gathering volumes upon the completion of construction of an 18-mile, 30-inch gathering pipeline connecting our gathering system in northern Washington County to TETCO, which was completed in November 2014. Prior to December 1, 2014, the weighted average fee was $0.31/Dth.

As we do not take ownership of the natural gas we gather and compress, we generally do not have direct exposure to fluctuations in commodity prices and basis differentials. However, we have indirect exposure to commodity prices and basis differentials in that persistently low realized sales prices by our customers may cause them to delay drilling or shut-in production, which would reduce the volumes of natural gas available for gathering and compression on our systems. Please read “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.”
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
Our Predecessor included certain fresh water distribution assets and operations in Pennsylvania that were distributed to Rice Midstream Holdings concurrently with the closing of our initial public offering. Such fresh water distribution assets did not generate any revenue for our Predecessor prior to our initial public offering and are presented as discontinued operations in our condensed consolidated financial statements.
Factors That Significantly Affect Comparability of Our Financial Condition and Results of Operations
Our current and future results of operations may not be comparable to the historical results of operations of our Predecessor presented below for the following reasons:
Revenues. There are differences in the way our Predecessor recorded revenues and the way we record revenues. As our assets were a part of the integrated operations of Rice Energy prior to our initial public offering, our Predecessor generally recognized only the costs and did not record revenue associated with the gathering services provided to Rice Energy on an intercompany basis. Accordingly, the revenues in our historical condensed consolidated financial statements for periods prior to December 22, 2014 relate generally only to amounts received from third parties for these services. Subsequent to December 22, 2014, our revenues are generated by existing third-party contracts and from the gas gathering and compression agreement that we entered into with Rice Energy in connection with the closing of our initial public offering.
System Acquisition. As described under “—Our Predecessor,” our Predecessor is treated as having acquired two businesses in the first half of 2014. Collectively, the acquired businesses represent approximately 45% of the natural gas volumes on our gathering systems for the three months ended March 31, 2015. Similar to the balance of our assets, the assets and operations acquired were early stage assets, in particular with respect to the Momentum Assets.

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

Financing. There are differences in the way we finance our operations as compared to the way our Predecessor financed its operations. Prior to our initial public offering, our Predecessor’s operations were financed as part of Rice Energy’s integrated operations and our Predecessor did not record any separate costs associated with financing its operations. Additionally, our Predecessor largely relied on capital contributions from Rice Energy to satisfy its capital expenditure requirements. For purposes of our Predecessor’s historical financial statements, we have recorded our proportionate share of Rice Energy’s interest based upon Rice Energy’s estimate of the expense attributable to our operations. Based on the terms of our cash distribution policy, we expect that we will distribute most of the cash generated by our operations to our unitholders. As a result, we expect to fund future growth capital expenditures primarily from a combination of borrowings under our revolving credit facility and the issuance of additional equity or debt securities.

Results of Operations
The following table sets forth selected operating data for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended March 31,
	2015	2014	Change
Operating data:
Gathering volumes: (in MDth/d)
Affiliate	494	250	244
Third-party	63	—	63
Total gathering volumes	557	250	307

Compression volumes: (in MDth/d)
Affiliate	38	—	38
Third-party	26	—	26
Total compression volumes	64	—	64

Statement of income data: (in thousands)
Gathering revenues:
Affiliate	$13,275	$66	$13,209
Third-party	2,534	—	2,534
Total gathering revenues	15,809	66	15,743

Compression revenues:
Affiliate	240	—	240
Third-party	117	—	117
Total compression revenues	357	—	357
Total operating revenues	16,166	66	16,100

Operating expenses:
Operation and maintenance expense	1,381	442	939
General and administrative expense	2,331	1,591	740
Incentive unit expense	—	5,625	(5,625)
Stock compensation expense	996	—	996
Depreciation expense	1,449	248	1,201
Amortization of intangible assets	408	—	408
Total operating expenses	6,565	7,906	(1,341)

Operating income (loss)	9,601	(7,840)	17,441
Other income	5	—	5
Interest expense	(394)	(2,630)	2,236
Amortization of deferred finance costs	(144)	—	(144)
Income (loss) before income taxes and discontinued operations	9,068	(10,470)	19,538
Income tax benefit	—	2,010	(2,010)
Income (loss) from continuing operations	9,068	(8,460)	17,528
Loss from discontinued operations, net of tax	—	(718)	718
Net income (loss)	$9,068	$(9,178)	$18,246
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Gathering volumes. The 307 MDth/d increase in gathering volumes was comprised of an increase in affiliate volumes of 244 MDth/d and the addition of third-party volumes of 63 MDth/d. The increase in affiliate gathering volumes was mostly attributable to the continued build-out of our gathering systems, and the increase in third-party volumes is attributable to the acquisition of the Momentum Assets.

Compression volumes. The 64 MDth/d increase in compression volumes was the result of our gathering agreement with Rice Energy and the third-party contracts acquired in connection with the Momentum Acquisition with no comparable volumes in the prior period.
Operating revenues. The $16.1 million increase in revenues from gathering and compression of natural gas was primarily due to revenues associated with our gathering agreement with Rice Energy and revenues associated with third-party contracts acquired as part of the Momentum Acquisition.
Operation and maintenance expenses. The $0.9 million increase in operation and maintenance expenses period-over-period was primarily due to increased maintenance expenses associated with the ongoing operation of the gathering assets as well as additional leases on compression equipment and contract labor expenses.
General and administrative expenses. General and administrative expenses increased $0.7 million as a result of additional expenses incurred from being a publicly traded company as well as the increases in personnel related costs associated with Rice Energy personnel that provide us support pursuant to our omnibus agreement.
Incentive unit expense. Incentive unit expense for the three months ended March 31, 2014 was $5.6 million. These costs were allocated to us based on our estimate of the expense attributable to our operations. The payment obligation as it relates to the incentive units is with Rice Energy Family Holdings, LP and NGP Rice Holdings LLC and will not be borne by Rice Energy or by us. For periods subsequent to our initial public offering, we are no longer allocated incentive unit expense incurred by Rice Energy.
Stock compensation expense. Stock compensation expense of $1.0 million for the three months ended March 31, 2015 was incurred related to phantom unit awards granted in connection with our initial public offering.
Depreciation expense. Depreciation expense increased $1.2 million period-over-period due to additional assets placed into service.
Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2015 was $0.4 million. Intangible assets were acquired in connection with the Momentum Acquisition and are amortized over 30 years.
Interest expense. Interest expense decreased $2.2 million period-over-period. Interest expense incurred in the three months ended March 31, 2014 was charged by Rice Energy to us. For the three months ended March 31, 2015, we incurred interest expense solely in connection unused borrowing fees, as no funds were drawn on our revolving credit facility.
Income tax benefit. The $2.0 million income tax benefit for the three months ended March 31, 2014 was a result of Rice Energy’s initial public offering and reorganization of Rice Energy as a corporation subject to U.S. federal income tax. Subsequent to our initial public offering, we are not subject to U.S. federal income tax and certain state income taxes due to our status as a partnership.
Discontinued operations, net of tax. The loss on discontinued operations, net of tax of $0.7 million for the three months ended March 31, 2014 represents the distribution of our fresh water distribution systems in Washington and Greene Counties, Pennsylvania to Rice Midstream Holdings concurrent with our initial public offering.
Capital Resources and Liquidity
Sources and Uses of Cash
Prior to our initial public offering, our sources of liquidity included funding from Rice Energy and cash generated from operations. We historically participated in Rice Energy’s centralized cash management program, whereby excess cash from most of its subsidiaries was maintained in a centralized account. We now maintain our own bank accounts and sources of liquidity; however, we will continue to utilize Rice Energy’s cash management system and expertise.
In addition to the retention of a portion of the net proceeds from our initial public offering to fund expansion capital expenditures, we expect that capital and liquidity will be provided by operating cash flow, borrowings under our revolving credit facility and, if necessary, proceeds from the issuance of additional equity or debt securities. We expect the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and expected quarterly cash distributions.
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
Cash Flow Provided by Operating Activities
Net cash used in operating activities was $7.0 million for the three months ended March 31, 2014 compared to net cash used in operating activities of $0.1 million for the three months ended March 31, 2015. The increase in cash flow from operations period-over-period was primarily the result of cash flow generated from our gathering contracts with Rice Energy and third-parties during the three months ended March 31, 2015 with no comparable cash flow during the three months ended March 31, 2015.
Cash Flow Used in Investing Activities
Our capital expenditures prior to our initial public offering were funded by Rice Energy.
During the three months ended March 31, 2014, we used cash flows in investing activities totaling $60.4 million primarily to fund the acquisition of the remaining 50% interest in the Alpha Assets and capital expenditures for gathering systems. During the three months ended March 31, 2015, we used cash flows in investing activities totaling $16.8 million to fund capital expenditures for gathering systems.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2014 of $68.0 million was primarily the result of contributions from Rice Energy.  Net cash used in financing activities for the three months ended March 31, 2015 of $1.3 million was primarily the result of distributions made to our unitholders related to the fourth quarter of 2014.
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
The revolving credit facility is secured by mortgages and other security interests on substantially all of our properties and guarantees from us and our restricted subsidiaries.
The revolving credit facility may limit our ability to, among other things:

•	incur or guarantee additional debt;

•	redeem or repurchase units or make distributions under certain circumstances;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
The revolving credit facility also requires us to maintain the following financial ratios:

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
Distributions
A prorated cash distribution to common unitholders of $0.0204 per common unit was paid on February 20, 2015 related to the fourth quarter of 2014. On April 24, 2015, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the first quarter of 2015 of $0.1875 per common and subordinated unit. The cash distribution will be paid on May 14, 2015 to unitholders of record at the close of business on May 5, 2015.
Critical Accounting Policies and Estimates
Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2014 Annual Report. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report.  The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.

Off-Balance Sheet Arrangements
Currently, we do not have any off-balance sheet arrangements as defined by the SEC. In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our unaudited condensed consolidated financial statements in accordance with GAAP. See Note 3 to our unaudited condensed consolidated financial statements for a description of our commitments and contingencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.
Commodity Price Risk
Our gas gathering and compression agreement with Rice Energy provides for fixed-fee structures, and we intend to continue to pursue additional fixed-fee opportunities with Rice Energy and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Rice Energy or third parties do not provide for fixed-fee structures, we may become subject to commodity price risk. Moreover, we have some indirect exposure to commodity prices and basis differentials in that persistently low realized sales prices by our customers may cause them to delay drilling or shut in production, which would reduce the volumes of natural gas available for gathering and compression on our systems. Please read “Item 1A. Risk Factors—Risks Related to Our Business—Our exposure to commodity price risk may change over time” in our 2014 Annual Report.
Interest Rate Risk
As described above, in connection with the closing of our initial public offering, we entered into a $450.0 million revolving credit facility. We may or may not hedge the interest on portions of our borrowings under the credit facility from time-to-time in order to manage risks associated with floating interest rates.
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
Further, we are subject to the risk of non-payment or non-performance by Rice Energy, including with respect to our gathering and compression agreement. We cannot predict the extent to which Rice Energy’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Rice Energy’s ability to execute its drilling and development program or to perform under our agreements. Any material non-payment or non-performance by Rice Energy could reduce our ability to make distributions to our unitholders. Please read “Item 1A. Risk Factors—Risks Related to Our Business—Because a substantial majority of our revenue currently is, and over the long term is expected to be, derived from Rice Energy, any development that materially and adversely affects Rice Energy’s operations, financial condition or market reputation could have a material and adverse impact on us” in our 2014 Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our general partner has evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based upon that evaluation, the principal executive officer and principal financial officer of our general partner concluded that their disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any material legal proceedings. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.
Item 1A. Risk Factors
Our business faces many risks. Any of the risks discussed in this Quarterly Report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
There have been no material changes in our risk factors from those described in our 2014 Annual Report. For a discussion of our potential risks and uncertainties, see the information in “Item 1A. Risk Factors” in our 2014 Annual Report.
Item 6. Exhibits

Exhibit Number	Exhibit
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
**
Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1933, as amended (“Exchange Act”), or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICE MIDSTREAM PARTNERS LP

Date:	May 8, 2015	By:	Rice Midstream Management LLC, its general partner
		By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer

Date:	May 8, 2015	By:	Rice Midstream Management LLC, its general partner
		By:	/s/ Grayson T. Lisenby
Grayson T. Lisenby
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
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
**
Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1933, as amended (“Exchange Act”), or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

GLOSSARY OF TERMS
“Capacity.”  Pipeline capacity available to transport natural gas based on system facilities and design conditions.
“Condensate.” Similar to crude oil and produced in association with natural gas gathering and processing.
“Hydrocarbon.” An organic compound containing only carbon and hydrogen.
“MDth.” One thousand dekatherms.
“MDth/d.” One thousand dekatherms per day.
“MMDth/d.” One million dekatherms per day.
“Natural gas.” Hydrocarbon gas found in the earth, composed of methane, ethane, butane, propane and other gases.
“NGLs.” Natural gas liquids, which consist primarily of ethane, propane, isobutane, normal butane and natural gasoline.
“Oil.” Crude oil and condensate.
“SEC.” United States Securities and Exchange Commission.
“TETCO.” Spectra Energy’s Texas Eastern interstate pipeline.
“Throughput.” The volume of product passing through a pipeline, plant, terminal or other facility.