Form 10-Q
period 2015-06-30
Rice Midstream Partners LP
filed 2015-08-07
CIK 1620928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

At August 4, 2015, there were 57,507,246 units (consisting of 28,753,623 common units and 28,753,623 subordinated units) outstanding.

RICE MIDSTREAM PARTNERS LP
QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”) on file with the Securities and Exchange Commission (the “SEC”), and in “Item 1A. Risk Factors” of this Quarterly Report.
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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our gathering and compression business. These risks include, but are not limited to, commodity price volatility; inflation; environmental risks; regulatory changes; the uncertainty inherent in projecting future throughput volumes, cash flow and access to capital; the timing of development expenditures of Rice Energy or our other customers; and the other risks described under “Item 1A. Risk Factors” in our 2014 Annual Report and this Quarterly Report.
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
In addition, on April 17, 2014, Rice Poseidon acquired natural gas gathering assets (the “Momentum Assets”) in eastern Washington and Greene Counties, Pennsylvania from M3 Appalachia Gathering LLC.

Rice Midstream Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$—	$26,832
Accounts receivable	8,909	297
Accounts receivable - affiliate	19,181	2,049
Deposits, prepaid expenses and other	282	233
Total current assets	28,372	29,411

Property and equipment, net	351,234	280,077
Deferred financing costs, net	2,596	2,874
Goodwill	39,142	39,142
Intangible assets, net	46,976	47,791
Total assets	$468,320	$399,295

Liabilities and partners’ capital
Current liabilities:
Accounts payable	14,278	109
Accrued capital expenditures	18,253	4,103
Payable to affiliate	—	156
Other accrued liabilities	1,123	1,577
Total current liabilities	33,654	5,945

Long-term liabilities:
Long-term debt	30,000	—
Other long-term liabilities	56	—
Total liabilities	63,710	5,945

Partners’ capital:
Common units (28,753,623 issued and outstanding at June 30, 2015 and December 31, 2014)	448,989	442,451
Subordinated units (28,753,623 issued and outstanding at June 30, 2015 and December 31, 2014)	(44,379)	(49,101)
Total partners’ capital	404,610	393,350
Total liabilities and partners’ capital	$468,320	$399,295

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except unit data)	2015	2014	2015	2014
Operating revenues:
Affiliate	$15,652	$103	$29,167	$169
Third-party	4,078	1,290	6,729	1,290
Total operating revenues	19,730	1,393	35,896	1,459

Operating expenses:
Operation and maintenance expense	877	926	2,257	1,368
General and administrative expense (1)	2,185	5,085	4,516	6,676
Incentive unit expense (2)	—	(978)	—	4,647
Stock compensation expense (3)	1,003	119	1,999	119
Depreciation expense	1,486	647	2,934	896
Amortization of intangible assets	408	340	816	340
Other expense	839	—	839	—
Total operating expenses	6,798	6,139	13,361	14,046

Operating income (loss)	12,932	(4,746)	22,535	(12,587)
Other income (loss)	(1)	—	4	—
Interest expense (4)	(457)	(5,128)	(851)	(7,758)
Amortization of deferred finance costs	(144)	—	(288)	—
Income (loss) before income taxes and discontinued operations	12,330	(9,874)	21,400	(20,345)
Income tax benefit	—	4,401	—	6,411
Income (loss) from continuing operations	12,330	(5,473)	21,400	(13,934)
Loss from discontinued operations, net of tax	—	(688)	—	(1,406)
Net income (loss)	$12,330	$(6,161)	$21,400	$(15,340)

Net income per limited partner unit (basic and diluted):
Common units	$0.21		$0.37
Subordinated units	$0.21		$0.37

Cash distributions declared per limited partner unit:
Common units	$0.1905		$0.3780
Subordinated units	$0.1905		$0.3780

(1)
General and administrative expenses include charges from Rice Energy of $2.0 million and $3.7 million for the three months ended June 30, 2015 and 2014, respectively, and $3.6 million and $4.8 million for the six months ended June 30, 2015 and 2014, respectively.

(2)	Incentive unit expense for the three and six months ended June 30, 2014 was allocated from Rice Energy.

(3)	Stock compensation expense for the three and six months ended June 30, 2014 was allocated from Rice Energy.
(4) Interest expense for the three and six months ended June 30, 2014 was allocated from Rice Energy.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$21,400	$(15,340)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations, net of income taxes	—	1,406
Depreciation and amortization expense	2,934	896
Amortization of intangibles	816	340
Amortization of deferred financing costs	288	—
Incentive unit expense	—	4,647
Stock compensation expense	1,999	119
Deferred income tax benefit	—	(6,411)
Changes in operating assets and liabilities:
(Increase) in accounts receivable and receivable from affiliate	(25,900)	(1,733)
(Increase) in prepaid expenses and other assets	(47)	(110)
Increase (decrease) in accounts payable and payable to affiliate	1,134	(257)
(Decrease) increase in accrued liabilities and other	(455)	1,309
Net cash used in operating activities of continuing operations	2,169	(15,134)
Net cash used in operating activities of discontinued operations	—	(1,301)
Net cash used in operating activities	2,169	(16,435)

Cash flows from investing activities:
Capital expenditures	(46,906)	(29,777)
Acquisition of Marcellus joint venture	—	(55,000)
Acquisition of Momentum assets	—	(111,447)
Net cash used in investing activities of continuing operations	(46,906)	(196,224)
Net cash used in investing activities of discontinued operations	—	(10,255)
Net cash used in investing activities	(46,906)	(206,479)

Cash flows from financing activities:
Proceeds from borrowings	30,000	—
Costs related to IPO	(129)	—
Additions to deferred financing costs	(10)	—
Contributions from parent	—	218,067
Distribution to Rice Midstream Holdings	(5,979)	—
Distributions paid to unitholders	(5,977)	—
Net cash provided by financing activities of continuing operations	17,905	218,067
Net cash provided by financing activities of discontinued operations	—	11,555
Net cash provided by financing activities	17,905	229,622

Net decrease in cash	(26,832)	6,708
Cash at the beginning of the year	26,832	148
Cash at the end of the period	$—	$6,856
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Partners’ Capital
(Unaudited)

		Limited Partners
(in thousands)	Parent Net Equity	Common	Subordinated	Total
Balance, January 1, 2014	$65,778	$—	$—	$65,778
Contributions from parent	187,168	—	—	187,168
Net loss	(15,340)	—	—	(15,340)
Balance, June 30, 2014	$237,606	$—	$—	$237,606

Balance, January 1, 2015	$—	$442,451	$(49,101)	$393,350
Stock compensation	—	1,945	—	1,945
Offering costs related to the IPO	—	(129)	—	(129)
Distributions to unitholders	—	(5,978)	(5,978)	(11,956)
Consolidated net income	—	10,700	10,700	21,400
Balance, June 30, 2015	$—	$448,989	$(44,379)	$404,610
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared by the Partnership’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Partnership’s financial position as of June 30, 2015 and December 31, 2014 and its unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. For periods prior to December 22, 2014, those condensed consolidated financial statements have been prepared from the separate records maintained by Rice Energy and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods prior to the Partnership’s IPO. Because a direct ownership relationship did not exist among the businesses comprising the Predecessor, the net investment in the Predecessor is shown as parent net equity in the condensed consolidated financial statements. Subsequent to the Partnership’s IPO, the unaudited condensed consolidated financial statements include the accounts of the Partnership and its subsidiaries, Rice Midstream OpCo LLC (“Rice Midstream OpCo”) and Rice Poseidon. Transactions between the Partnership and Rice Energy have been identified in the unaudited condensed consolidated financial statements as transactions between related parties.
The unaudited condensed consolidated financial statements and notes previously reported in periods prior to the distribution of all water distribution system assets have been recast to reflect the presentation of the water distribution assets as discontinued operations. Please see Note 7 for additional information regarding discontinued operations.

2.	Long-Term Debt
On December 22, 2014, Rice Midstream OpCo entered into a revolving credit agreement (the “revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The credit facility provides for a letter of credit sublimit of $50.0 million. As of June 30, 2015, Rice Midstream OpCo had $30.0 million of borrowings outstanding and no letters of credit under this facility. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes and matures on December 22, 2019.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Partnership has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect. The carrying amount of the revolving credit facility is comprised of borrowings under which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value as of June 30, 2015 and represents a Level 2 measurement. The Partnership also pays a commitment fee based on the undrawn commitment amount ranging from 35 to 50 basis points.
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

The Partnership was in compliance with such covenants and ratios effective as of June 30, 2015.

3.	Commitments and Contingencies
Lease Obligations
The Partnership has lease obligations for compression equipment under existing contracts with third parties. Rent expense included in operation and maintenance expense for the three and six months ended June 30, 2015 was $0.4 million and $0.9 million, respectively, and for the three and six months ended June 30, 2014 was $0.1 million and $0.2 million, respectively. Future payments for this equipment as of June 30, 2015 totaled $6.2 million (2015-$0.9 million, 2016-$1.6 million, 2017-$0.9 million, 2018-$0.9 million, 2019-$0.9 million and thereafter-$1.0 million).
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
The Partnership received cash proceeds, net of issuance costs, of approximately $444.1 million upon the closing of the IPO. Approximately $414.4 million of the proceeds were distributed to Rice Energy, $25.0 million were used by the Partnership to fund 2015 expansion capital expenditures, approximately $2.0 million were used to pay expenses of the IPO and $2.7 million were used by the Partnership to pay origination fees associated with the credit agreement entered into by the Partnership at the closing of the IPO.

5.	Phantom Unit Awards
In connection with the closing of the IPO, the Partnership’s general partner granted phantom unit awards under the Rice Midstream Partners LP 2014 Long Term Incentive Plan (the “LTIP”) to certain non-employee directors of the Partnership and executive officers and employees of Rice Energy. The Partnership recorded $1.0 million and $2.0 million of stock compensation expense related to these awards in the three and six months ended June 30, 2015, respectively. Total unrecognized compensation expense expected to be recognized over the remaining vesting periods as of June 30, 2015 is $4.9 million for these awards. See Note 9 for a discussion of Rice Energy’s allocation of expense related to its stock compensation plans prior to the IPO.

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

(in thousands, except unit data)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Limited partner net income	$12,330	$21,400

Net income allocable to common units	$6,165	$10,700
Net income allocable to subordinated units	6,165	10,700
Limited partner net income	$12,330	$21,400

Weighted-average limited partner units outstanding - basic:
Common units	28,753,623	28,753,623
Subordinated units	28,753,623	28,753,623
Total	57,507,246	57,507,246

Weighted-average limited partner units outstanding - diluted:
Common units (1)	28,806,680	28,788,271
Subordinated units	28,753,623	28,753,623
Total	57,560,303	57,541,894

Net income per limited partner unit - basic:
Common units	$0.21	$0.37
Subordinated units	0.21	0.37
Total	$0.21	$0.37

Net income per limited partner unit - diluted:
Common units	$0.21	$0.37
Subordinated units	0.21	0.37
Total	$0.21	$0.37

Cash distributions declared per limited partner unit: (2)
Common units	$0.1905	$0.3780
Subordinated units	0.1905	0.3780
Total	$0.1905	$0.3780

(1)	Diluted weighted-average limited partner common units includes the effect of 53,057 and 34,648 units for the three and six months ended June 30, 2015, respectively, related to phantom units.

(2)	See Note 11 for further discussion of cash distributions declared for the period presented.

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
On May 14, 2015, a cash distribution of $0.1875 per common and subordinated unit was paid to the Partnership’s unitholders related to the first quarter of 2015. On July 24, 2015, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the second quarter of 2015 of $0.1905 per common and subordinated unit. The cash distribution will be paid on August 13, 2015 to unitholders of record at the close of business on August 4, 2015.

7.	Discontinued Operations
Concurrent with the closing of the IPO, all of the Predecessor’s fresh water distribution assets and related operations were distributed to Rice Midstream Holdings. Such fresh water distribution assets had not generated any revenue for the Predecessor and no gain or loss was recognized as a result of the distribution. The following table summarizes the components of discontinued operations activity for the three and six months ended June 30, 2014.

(in thousands)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Operating expenses	$(1,183)	$(2,357)
Loss from discontinued operations before income taxes	(1,183)	(2,357)
Income tax benefit	495	951
Loss from discontinued operations, net of tax	$(688)	$(1,406)
Included in the loss from discontinued operations before income taxes is allocated interest expense from Rice Energy of $0.4 million and $0.8 million for the three and six months ended June 30, 2014, respectively.

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
In the ordinary course of business, the Partnership has transactions with affiliated companies. During the six months ended June 30, 2015 and 2014, related parties included Rice Energy and certain of its subsidiaries. Prior to the IPO, the push-down impact of the transactions were recorded in the consolidated statements of operations, and although no cash settlement occurred, all transactions with Rice Energy and its subsidiaries were recorded in parent net equity. Upon completion of the IPO, the Partnership entered into an omnibus agreement (the “Omnibus Agreement”) with its general partner, Rice Energy, Rice Poseidon and Rice Midstream Holdings. Pursuant to the Omnibus Agreement, Rice Energy performs centralized corporate and general and administrative services for the Partnership, such as financial and administrative, information technology, legal, health, safety and environmental, human resources, procurement, engineering, business development, investor relations, insurance and tax. In exchange, the Partnership reimburses Rice Energy for the expenses incurred in providing these services, except for any expenses associated with Rice Energy’s long-term incentive programs as these are not expenses of the Partnership subsequent to the IPO.
The expenses for which the Partnership reimburses Rice Energy and its subsidiaries related to corporate and general and administrative services may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis. The Partnership is unable to estimate what the costs would have been with an unrelated third party.
Also upon completion of the IPO, the Partnership entered into a 15 year, fixed-fee gas gathering and compression agreement (the “Gas Gathering and Compression Agreement”) with Rice Drilling B and Alpha Shale, pursuant to which the Partnership gathers Rice Energy’s natural gas and provides compression services on the Partnership’s gathering systems located in Washington County and Greene County, Pennsylvania. Pursuant to the Gas Gathering and Compression Agreement, the Partnership will charge Rice Energy a gathering fee of $0.30 per Dth and a compression fee of $0.07 per Dth per stage of compression, each subject to annual adjustment for inflation based on the Consumer Price Index. The Gas Gathering and Compression Agreement covers substantially all of the Rice Energy’s acreage position in the dry gas core of the Marcellus Shale in southwestern Pennsylvania as of June 30, 2015 and any future acreage it acquires within these counties, other than 22,000 gross acres subject to a pre-existing third-party dedication. As of June 30, 2015, the Partnership had a related party receivable outstanding of $19.2 million with Rice Energy related to this agreement, which has since been paid.
During the six months ended June 30, 2014, Rice Energy granted stock compensation awards to certain non-employee directors and employees. The awards consisted of restricted stock units, which vest upon the passage of time, and performance stock units, which vest based upon attainment of specified performance criteria. Stock compensation expense related to these awards allocated to the Partnership based on its estimate of the expense attributable to its operations, prior to the IPO, was $0.1 million for the three and six months ended June 30, 2014. For periods subsequent to the IPO, no stock compensation expense has been allocated to the Partnership by Rice Energy. See Note 5 for a discussion of the Partnership’s stock compensation expense subsequent to the IPO.
Prior to Rice Energy’s initial public offering on January 29, 2014, the only long-term incentives offered to certain executives and employees were through grants of incentive units, which were profits interests representing an interest in the future profits (once a certain level of proceeds has been generated) of Rice Energy’s predecessor parent entity Rice Energy Appalachia, LLC (“REA”) and granted pursuant to the limited liability company agreement of REA. The compensation expense recognized in these unaudited condensed consolidated financial statements is a non-cash charge, with the settlement obligation resting on NGP Rice Holdings, LLC (“NGP Holdings”) and Rice Energy Holdings LLC (“Rice Holdings”). Payments on the incentive units will be made by Rice Holdings and NGP Holdings and not by Rice Energy, Rice Poseidon or the Partnership, and as such are not dilutive to Rice Energy, Rice Poseidon or the Partnership. Incentive unit expense allocated to the Partnership based on its estimate of the expense attributable to its operations was $(1.0) million and $4.6 million for the three and six months ended June 30, 2014, respectively. No expense was recognized prior to Rice Energy’s initial public offering as the performance conditions related to the incentive units were deemed not probable of occurring. For periods subsequent to the IPO, no incentive unit expense has been allocated to the Partnership by Rice Energy.

10.	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements which an entity must consider in recognizing revenue as this update will replace multiple locations for guidance. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 is effective for fiscal and interim periods beginning after December 15, 2016 and should be applied retrospectively. Early adoption of this standard is not permitted. In July 2015, the FASB decided to defer the effective date of ASU 2014-09 to interim and annual periods beginning after December 15, 2017. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.
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

In April 2015, the FASB issued ASU, 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” ASU 2015-6 was issued to clarify the process for updating historical earnings per unit disclosures under the two-class method when a drop-down transaction occurs between entities under common control. ASU 2015-06 is effective for periods beginning after December 15, 2015.  The guidance should be applied retrospectively and early adoption is permitted. The Partnership is current evaluating the impact of the guidance on our consolidated financial statements.

11.	Subsequent Events
On July 24, 2015, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the second quarter of 2015 of $0.1905 per common and subordinated unit. The cash distribution will be paid on August 13, 2015 to unitholders of record at the close of business on August 4, 2015.
On August 5, 2015, the Partnership received a favorable private letter ruling from the U.S. Internal Revenue Service providing that gross income earned by the Partnership from the delivery of water and the collection, treatment and transport of flowback, produced water and other fluids will constitute "qualifying income” under Section 7704(d)(1)(E)of the Internal Revenue Code.

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
Our gas gathering assets consisted of a 2.8 MMDth/d high-pressure dry gas gathering system and associated compression in Washington County, Pennsylvania and a 420 MDth/d high-pressure dry gas gathering system in Greene County, Pennsylvania, each as of June 30, 2015.
Our Operations
Our assets are located within highly-concentrated acreage positions in the dry gas core of the Marcellus Shale in Washington and Greene Counties, Pennsylvania. The dry gas core of the Marcellus Shale in southwestern Pennsylvania is characterized by a combination of low development cost, consistently high production volumes and access to multiple takeaway pipelines.
We contract with Rice Energy and other producers to gather natural gas from wells and well pads located in our dedicated areas and/or near our gathering systems. The natural gas that we gather generally requires no processing or treating prior to delivery into interstate takeaway pipelines, and as of June 30, 2015, required only minimal compression. Over time, we expect to provide associated compression services on our gathering systems to Rice Energy and third parties.
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
The following provides a summary of the key terms of our gas gathering and compression agreements as of June 30, 2015.

	Remaining Term (Years)	Gathering Fee	Compression Fee (1)	Escalation /Adjustment Mechanism (2)	Dedicated Area
Rice Energy	15	$0.30 / Dth	$0.07 / stage	Yes	Washington and Greene Counties (3)
Third Parties (4)	11	$0.44 / Dth (5)	$0.06 / Dth	Yes	66,000 acres in Washington County

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

(3)
The dedicated area from Rice Energy excludes certain production from an area roughly encompassing three townships in southwestern Greene County under an existing dedication to a third party in which Rice Energy owned approximately 22,000 gross acres as of June 30, 2015.

(4)
Amounts shown for third parties represent weighted averages based on historical throughput in the case of remaining term and gathering fee (based on the year ended June 30, 2015), and in the case of dedications, aggregate acres.

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
Our Predecessor
In January 2010, Rice Energy began constructing its natural gas gathering systems in southwestern Pennsylvania in conjunction with commencing horizontal development of its Marcellus Shale acreage. Rice Poseidon was formed in July 2013 to hold all of Rice Energy’s wholly-owned natural gas gathering, compression and fresh water distribution assets in Pennsylvania. At the time of Rice Poseidon’s formation, the only natural gas gathering, compression and fresh water distribution assets in Pennsylvania in which Rice Energy owned any interest that were not held directly by Rice Poseidon were the Alpha Assets, which are treated as having been acquired by our Predecessor upon Rice Energy’s acquisition of the remaining 50% interest in Alpha Shale Resources, LP (“Alpha Shale”) from a third party in January 2014. Prior to the formation of Rice Poseidon, the assets of Rice Poseidon were owned by various subsidiaries of Rice Energy.
Subsequent to January 29, 2014, our Predecessor includes the Alpha Assets, which consist of certain natural gas gathering and compression assets held in Alpha Shale, a wholly-owned subsidiary of Rice Energy. Prior to January 29, 2014, each of Rice Energy and a third party owned a 50% interest in Alpha Shale, a joint venture formed to develop natural gas acreage in the Marcellus Shale. On January 29, 2014, in connection with the completion of its initial public offering, Rice Energy acquired the remaining 50% interest in Alpha Shale.
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
System Acquisition. As described under “—Our Predecessor,” our Predecessor is treated as having acquired two businesses in the first half of 2014. Collectively, the acquired businesses represent approximately 40% of the natural gas volumes on our gathering systems for the six months ended June 30, 2015. Similar to the balance of our assets, the assets and operations acquired were early stage assets, in particular with respect to the Momentum Assets.

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

Results of Operations
The following table sets forth selected operating data for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Operating data:
Gathering volumes: (in MDth/d)
Affiliate	555	329	226	525	290	235
Third-party	100	39	61	82	20	62
Total gathering volumes	655	368	287	607	310	297

Compression volumes: (in MDth/d)
Affiliate	52	—	52	45	—	45
Third-party	6	25	(19)	16	13	3
Total compression volumes	58	25	33	61	13	48

Statement of income data: (in thousands)
Gathering revenues:
Affiliate	$14,879	$103	14,776	$28,155	$169	$27,986
Third-party	4,033	1,134	2,899	6,567	1,134	5,433
Total gathering revenues	18,912	1,237	17,675	34,722	1,303	33,419

Compression revenues:
Affiliate	773	—	773	1,012	—	1,012
Third-party	45	156	(111)	162	156	6
Total compression revenues	818	156	662	1,174	156	1,018
Total operating revenues	19,730	1,393	18,337	35,896	1,459	34,437

Operating expenses:
Operation and maintenance expense	877	926	(49)	2,257	1,368	889
General and administrative expense	2,185	5,085	(2,900)	4,516	6,676	(2,160)
Incentive unit expense	—	(978)	978	—	4,647	(4,647)
Stock compensation expense	1,003	119	884	1,999	119	1,880
Depreciation expense	1,486	647	839	2,934	896	2,038
Amortization of intangible assets	408	340	68	816	340	476
Other expense	839	—	839	839	—	839
Total operating expenses	6,798	6,139	659	13,361	14,046	(685)

Operating income (loss)	12,932	(4,746)	17,678	22,535	(12,587)	35,122
Other income (loss)	(1)	—	(1)	4	—	4
Interest expense	(457)	(5,128)	4,671	(851)	(7,758)	6,907
Amortization of deferred finance costs	(144)	—	(144)	(288)	—	(288)
Income (loss) before income taxes and discontinued operations	12,330	(9,874)	22,204	21,400	(20,345)	41,745
Income tax benefit	—	4,401	(4,401)	—	6,411	(6,411)
Income (loss) from continuing operations	12,330	(5,473)	17,803	21,400	(13,934)	35,334
Loss from discontinued operations, net of tax	—	(688)	688	—	(1,406)	1,406
Net income (loss)	$12,330	$(6,161)	18,491	$21,400	$(15,340)	$36,740

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Operating revenues. The $18.3 million increase period-over-period primarily relates to affiliate gathering revenues associated with our gathering agreement with Rice Energy, which was not in place prior to December 2014, and an increase in revenues associated with our existing third-party contracts acquired as part of the April 2014 acquisition of certain gas gathering assets in eastern Washington and Greene Counties, Pennsylvania (the “Momentum Acquisition”).
General and administrative expenses. General and administrative expenses for the three months ended June 30, 2014 was $5.1 million, which included $3.7 million of general and administrative expenses allocated to us by Rice Energy and approximately $1.2 million related to costs associated with the Momentum Acquisition. For the three months ended June 30, 2015, general and administrative expenses were $2.2 million, which primarily related to costs associated with Rice Energy personnel that provide us support pursuant to our omnibus agreement.
Incentive unit expense. Incentive unit expense for the three months ended June 30, 2014 was allocated to us based on our estimate of the expense attributable to our operations. The decrease in expense in the previous quarter was attributable to the change in market value of the allocated incentive units. The payment obligation as it relates to the incentive units is with Rice Energy Family Holdings, LP and NGP Rice Holdings LLC and will not be borne by Rice Energy or by us. For periods subsequent to our initial public offering, we are no longer allocated incentive unit expense incurred by Rice Energy.
Stock compensation expense. Stock compensation expense of $1.0 million for the three months ended June 30, 2015 related to phantom unit awards granted in connection with our initial public offering. Stock compensation for the three months ended June 30, 2014 was allocated to us based on our estimate of the expense attributable to our operations. For periods subsequent to our initial public offering, we are no longer allocated stock compensation expense incurred by Rice Energy.
Depreciation expense. Depreciation expense increased $0.8 million period-over-period due to additional assets placed into service.
Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2015 was $0.4 million as compared to $0.3 million for the three months ended June 30, 2014. Intangible assets were acquired in connection with the Momentum Acquisition and are amortized over 30 years.
Interest expense. Interest expense decreased $4.7 million period-over-period. Interest expense incurred in the three months ended June 30, 2014 was charged by Rice Energy to us. For the three months ended June 30, 2015, we incurred interest expense solely in connection with our revolving credit facility.
Income tax benefit. The $4.4 million income tax benefit for the three months ended June 30, 2014 was a result of Rice Energy’s initial public offering and reorganization of Rice Energy as a corporation subject to U.S. federal income tax. Subsequent to our initial public offering, we are not subject to U.S. federal income tax and certain state income taxes due to our status as a partnership.
Discontinued operations, net of tax. The loss on discontinued operations, net of tax of $0.7 million for the three months ended June 30, 2014 represents the distribution of our fresh water distribution systems in Washington and Greene Counties, Pennsylvania to Rice Midstream Holdings concurrent with our initial public offering.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Operating revenues. The $34.4 million increase in operating revenues primarily relate to affiliate gathering revenues associated with our gathering agreement with Rice Energy, which was not in place prior to December 2014.
Operation and maintenance expenses. The $0.9 million increase in operation and maintenance expenses period-over-period was primarily due to increased maintenance expenses associated with additional leases on compression equipment and contract labor expenses.
General and administrative expenses. General and administrative expenses for the six months ended June 30, 2014 were $6.7 million, which included $4.8 million of general and administrative expenses allocated to us by Rice Energy and approximately $1.5 million related to costs associated with the Momentum Acquisition. For the six months ended June 30, 2015, general and administrative expenses were $4.5 million, which primarily relate to costs associated with Rice Energy personnel that provide us support pursuant to our omnibus agreement.
Incentive unit expense. Incentive unit expense for the six months ended June 30, 2014 was $4.6 million. These costs were allocated to us based on our estimate of the expense attributable to our operations. The payment obligation as it relates to the incentive units is with Rice Energy Family Holdings, LP and NGP Rice Holdings LLC and will not be borne by Rice Energy or by us. For periods subsequent to our initial public offering, we are no longer allocated incentive unit expense incurred by Rice Energy.
Stock compensation expense. Stock compensation expense of $2.0 million for the six months ended June 30, 2015 related to phantom unit awards granted in connection with our initial public offering. Stock compensation for the six months ended June 30, 2014 was allocated to us based on our estimate of the expense attributable to our operations. For periods subsequent to our initial public offering, we are no longer allocated stock compensation expense incurred by Rice Energy.
Depreciation expense. Depreciation expense increased $2.0 million period-over-period due to additional assets placed into service.
Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2015 was $0.8 million as compared to $0.3 million for the six months ended June 30, 2014. Intangible assets were acquired in connection with the Momentum Acquisition and are amortized over 30 years.
Interest expense. Interest expense decreased $6.9 million period-over-period. Interest expense incurred in the six months ended June 30, 2014 was charged by Rice Energy to us. For the six months ended June 30, 2015, we incurred interest expense solely in connection with our revolving credit facility.
Income tax benefit. The $6.4 million income tax benefit for the six months ended June 30, 2014 was a result of Rice Energy’s initial public offering and reorganization of Rice Energy as a corporation subject to U.S. federal income tax. Subsequent to our initial public offering, we are not subject to U.S. federal income tax and certain state income taxes due to our status as a partnership.
Discontinued operations, net of tax. The loss on discontinued operations, net of tax of $1.4 million for the six months ended June 30, 2014 represents the distribution of our fresh water distribution systems in Washington and Greene Counties, Pennsylvania to Rice Midstream Holdings concurrent with our initial public offering.
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
Cash Flow Provided by Operating Activities
Net cash used in operating activities was $16.4 million for the six months ended June 30, 2014 compared to net cash used in operating activities of $2.2 million for the six months ended June 30, 2015. The increase in cash flow from operations period-over-period was primarily the result of cash flow generated from our gathering contracts with Rice Energy and third parties during the six months ended June 30, 2015 with no comparable cash flow during the six months ended June 30, 2014.

Cash Flow Used in Investing Activities
Our capital expenditures prior to our initial public offering were funded by Rice Energy.
During the six months ended June 30, 2014, we used cash flows in investing activities totaling $206.5 million to fund the Momentum Acquisition, the acquisition of the remaining 50% interest in the Alpha Assets and capital expenditures for gathering systems. During the six months ended June 30, 2015, we used cash flows in investing activities totaling $46.9 million to fund capital expenditures for gathering systems.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2014 of $229.6 million was primarily the result of contributions from Rice Energy.  Net cash provided by financing activities for the six months ended June 30, 2015 of $17.9 million was primarily the result of proceeds from borrowings under our revolving credit facility, offset by distributions made to our unitholders related to the first quarter of 2015.
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
Debt Agreements and Contractual Obligations
Revolving Credit Facility
We, as guarantor, and Rice Midstream OpCo LLC, as borrower, entered into a revolving credit facility in connection with the closing of our initial public offering. Our revolving credit facility provides for lender commitments of $450.0 million, with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The credit facility provides for a letter of credit sublimit of $50.0 million. The credit facility matures on December 22, 2019. As of June 30, 2015, Rice Midstream OpCo had $30.0 million of borrowings and no letters of credit outstanding under the revolving credit facility.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Under the revolving credit facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect. We also pay a commitment fee based on the undrawn commitment amount ranging from 35 to 50 basis points.

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
Distributions
On May 14, 2015, a cash distribution of $0.1875 per common unit was paid to the Partnership’s unitholders related to the first quarter of 2015. On July 24, 2015, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the second quarter of 2015 of $0.1905 per common and subordinated unit. The cash distribution will be paid on August 13, 2015 to unitholders of record at the close of business on August 4, 2015.
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
Interest Rate Risk
As of June 30, 2015, Rice Midstream OpCo had $30.0 million of borrowings and no letters of credit outstanding under the revolving credit facility. Under the revolving credit facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect.
Our primary interest rate risk exposure results from our revolving credit facility, which has a floating interest rate. The average annual interest rate incurred on our revolving credit facility during the six months ended June 30, 2015 was approximately 1.9%. A 1.0% increase in each of the applicable average interest rates during the six months ended June 30, 2015 would have resulted in a less than $0.1 million estimated increase in interest expense for that period.
As of June 30, 2015, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our general partner has evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based upon that evaluation, the principal executive officer and principal financial officer of our general partner concluded that their disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2015, our general partner completed the implementation of a new accounting application. Our general partner has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change, including procedures to preserve the integrity of the data converted during the application implementation. Additionally, our general partner provided training related to this application to individuals using the application to carry out their job responsibilities. Our general partner believes the new application will enhance our internal controls over financial reporting due to enhanced automation and integration of related processes. Our general partner has modified the design and documentation of internal control processes and procedures relating to the new application and modules to supplement and complement existing internal controls. The application change was not undertaken in response to any deficiencies in our internal control over financial reporting. Testing of the controls related to the new application and accounting functions is ongoing and is included in the scope of our general partner’s assessment of its internal control over financial reporting for 2015. Our general partner will continuously monitor controls through and around the application to provide reasonable assurance that controls are effective.
There were no other changes in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(t) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any material legal proceedings. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no significant changes to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, except for the additional or updated risk factors set forth below:
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Fiscal Year 2016 Budget proposed by the President recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
In addition, the Internal Revenue Service, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.
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

RICE MIDSTREAM PARTNERS LP

Date:	August 7, 2015	By:	Rice Midstream Management LLC, its general partner
		By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer

Date:	August 7, 2015	By:	Rice Midstream Management LLC, its general partner
		By:	/s/ Grayson T. Lisenby
Grayson T. Lisenby
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
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