Form 10-Q
period 2015-09-30
Rice Midstream Partners LP
filed 2015-11-05
CIK 1620928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

At November 2, 2015, there were 57,507,411 units (consisting of 28,753,788 common units and 28,753,623 subordinated units) outstanding.

RICE MIDSTREAM PARTNERS LP
QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the “June 30, 2015 Quarterly Report”), each on file with the Securities and Exchange Commission (the “SEC”) and in this Quarterly Report.
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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our gathering and compression business. These risks include, but are not limited to, commodity price volatility; inflation; environmental risks; regulatory changes; the uncertainty inherent in projecting future throughput volumes, cash flow and access to capital; the timing of development expenditures of Rice Energy or our other customers; and the other risks described under “Item 1A. Risk Factors” in the 2014 Annual Report, the June 30, 2015 Quarterly Report and this Quarterly Report.
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

Rice Midstream Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$18,961	$26,832
Accounts receivable	7,229	297
Accounts receivable - affiliate	4,592	2,049
Deposits, prepaid expenses and other	271	233
Total current assets	31,053	29,411

Property and equipment, net	408,074	280,077
Deferred financing costs, net	2,462	2,874
Goodwill	39,142	39,142
Intangible assets, net	46,568	47,791
Total assets	$527,299	$399,295

Liabilities and partners’ capital
Current liabilities:
Accounts payable	25,278	109
Accrued capital expenditures	21,974	4,103
Payable to affiliate	—	156
Other accrued liabilities	1,106	1,577
Total current liabilities	48,358	5,945

Long-term liabilities:
Long-term debt	72,000	—
Other long-term liabilities	62	—
Total liabilities	120,420	5,945

Partners’ capital:
Common units (28,753,623 issued and outstanding at September 30, 2015 and December 31, 2014)	450,600	442,451
Subordinated units (28,753,623 issued and outstanding at September 30, 2015 and December 31, 2014)	(43,721)	(49,101)
Total partners’ capital	406,879	393,350
Total liabilities and partners’ capital	$527,299	$399,295

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except unit data)	2015	2014	2015	2014
Operating revenues:
Affiliate	$15,578	$68	$44,745	$237
Third-party	4,564	1,552	11,294	2,842
Total operating revenues	20,142	1,620	56,039	3,079

Operating expenses:
Operation and maintenance expense	1,727	1,495	3,985	2,863
General and administrative expense (1)	2,828	1,115	7,344	7,791
Incentive unit expense (2)	—	5,878	—	10,526
Equity compensation expense (3)	961	260	2,960	378
Depreciation expense	1,597	955	4,531	1,851
Amortization of intangible assets	407	408	1,223	748
Other (income) expense	(347)	—	492	—
Total operating expenses	7,173	10,111	20,535	24,157

Operating income (loss)	12,969	(8,491)	35,504	(21,078)
Other income	2	—	6	—
Interest expense (4)	(557)	(2,744)	(1,408)	(10,502)
Amortization of deferred finance costs	(144)	—	(432)	—
Income (loss) before income taxes and discontinued operations	12,270	(11,235)	33,670	(31,580)
Income tax benefit	—	2,119	—	8,531
Income (loss) from continuing operations	12,270	(9,116)	33,670	(23,049)
Loss from discontinued operations, net of tax	—	(1,630)	—	(3,036)
Net income (loss)	$12,270	$(10,746)	$33,670	$(26,085)

Net income per limited partner unit:
Common units (basic)	$0.21		$0.59
Common units (diluted)	$0.21		$0.58
Subordinated units (basic and diluted)	$0.21		$0.59

Cash distributions declared per limited partner unit:
Common units	$0.1935		$0.5715
Subordinated units	$0.1935		$0.5715

(1)
General and administrative expenses include charges from Rice Energy of $2.3 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively, and $5.9 million and $5.5 million for the nine months ended September 30, 2015 and 2014, respectively.

(2)	Incentive unit expense for the three and nine months ended September 30, 2014 was allocated from Rice Energy.

(3)	Equity compensation expense for the three and nine months ended September 30, 2014 was allocated from Rice Energy.
(4) Interest expense for the three and nine months ended September 30, 2014 was allocated from Rice Energy.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$33,670	$(26,085)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations, net of income taxes	—	3,036
Depreciation expense	4,531	1,851
Amortization of intangibles	1,223	748
Amortization of deferred financing costs	432	—
Incentive unit expense	—	10,526
Equity compensation expense	2,960	378
Deferred income tax benefit	—	(8,531)
Changes in operating assets and liabilities:
(Increase) in accounts receivable and receivable from affiliate	(9,631)	(1,482)
(Increase) in prepaid expenses and other assets	(79)	(232)
Increase in accounts payable and payable to affiliate	2,014	130
(Decrease) increase in accrued liabilities and other	(480)	1,045
Net cash provided by (used in) operating activities of continuing operations	34,640	(18,616)
Net cash used in operating activities of discontinued operations	—	(1,781)
Net cash provided by (used in) operating activities	34,640	(20,397)

Cash flows from investing activities:
Capital expenditures	(91,451)	(51,849)
Acquisition of Marcellus joint venture	—	(60,486)
Acquisition of Momentum assets	—	(111,448)
Net cash used in investing activities of continuing operations	(91,451)	(223,783)
Net cash used in investing activities of discontinued operations	—	(11,096)
Net cash used in investing activities	(91,451)	(234,879)

Cash flows from financing activities:
Proceeds from borrowings	72,000	—
Costs related to IPO	(129)	—
Additions to deferred financing costs	(21)	(862)
Contributions from parent	—	244,311
Distribution to Rice Midstream Holdings	(11,456)	—
Distributions paid to unitholders	(11,454)	—
Net cash provided by financing activities of continuing operations	48,940	243,449
Net cash provided by financing activities of discontinued operations	—	12,877
Net cash provided by financing activities	48,940	256,326

Net (decrease) increase in cash	(7,871)	1,050
Cash at the beginning of the year	26,832	148
Cash at the end of the period	$18,961	$1,198
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Partners’ Capital
(Unaudited)

		Limited Partners
(in thousands)	Parent Net Equity	Common	Subordinated	Total
Balance, January 1, 2014	$65,778	$—	$—	$65,778
Contributions from parent	256,133	—	—	256,133
Net loss	(26,085)	—	—	(26,085)
Balance, September 30, 2014	$295,826	$—	$—	$295,826

Balance, January 1, 2015	$—	$442,451	$(49,101)	$393,350
Equity compensation	—	2,898	—	2,898
Offering costs related to the IPO	—	(129)	—	(129)
Distributions to unitholders	—	(11,455)	(11,455)	(22,910)
Consolidated net income	—	16,835	16,835	33,670
Balance, September 30, 2015	$—	$450,600	$(43,721)	$406,879
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared by the Partnership’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Partnership’s financial position as of September 30, 2015 and December 31, 2014 and its unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. For periods prior to December 22, 2014, those condensed consolidated financial statements have been prepared from the separate records maintained by Rice Energy and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods prior to the Partnership’s IPO. Because a direct ownership relationship did not exist among the businesses comprising the Predecessor, the net investment in the Predecessor is shown as parent net equity in the condensed consolidated financial statements. Subsequent to the Partnership’s IPO, the unaudited condensed consolidated financial statements include the accounts of the Partnership and its subsidiaries, Rice Midstream OpCo LLC (“Rice Midstream OpCo”) and Rice Poseidon. Transactions between the Partnership and Rice Energy have been identified in the unaudited condensed consolidated financial statements as transactions between related parties.
The unaudited condensed consolidated financial statements and notes previously reported in periods prior to the distribution of all water distribution system assets have been recast to reflect the presentation of the water distribution assets as discontinued operations. Please see Note 7 for additional information regarding discontinued operations.

2.	Long-Term Debt
On December 22, 2014, Rice Midstream OpCo entered into a revolving credit agreement (the “revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The credit facility provides for a letter of credit sublimit of $50.0 million. As of September 30, 2015, Rice Midstream OpCo had $72.0 million of borrowings outstanding and no letters of credit under this facility. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The Partnership is the guarantor of the obligations under the revolving credit facility and matures on December 22, 2019.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Partnership has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect. The carrying amount of the revolving credit facility is comprised of borrowings for which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value as of September 30, 2015 and represents a Level 2 measurement. The Partnership also pays a commitment fee based on the undrawn commitment amount ranging from 35 to 50 basis points.
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

The Partnership was in compliance with such covenants and ratios effective as of September 30, 2015.
Interest paid in cash was approximately $0.6 million and $1.0 million for the three and nine months ended September 30, 2015, respectively.

3.	Commitments and Contingencies
Lease Obligations
The Partnership has lease obligations for compression equipment under existing contracts with third parties. Rent expense included in operation and maintenance expense for the three and nine months ended September 30, 2015 was $0.4 million and $1.3 million, respectively, and for the three and nine months ended September 30, 2014 was $0.2 million and $0.4 million, respectively. Future payments for this equipment as of September 30, 2015 totaled $5.7 million (2015-$0.4 million, 2016-$1.6 million, 2017-$0.9 million, 2018-$0.9 million, 2019-$0.9 million and thereafter-$1.0 million).
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
In connection with the closing of the IPO, the Partnership’s general partner granted phantom unit awards under the Rice Midstream Partners LP 2014 Long Term Incentive Plan (the “LTIP”) to certain non-employee directors of the Partnership and executive officers and employees of Rice Energy. The Partnership recorded $1.0 million and $3.0 million of equity compensation expense related to these awards in the three and nine months ended September 30, 2015, respectively. Total unrecognized compensation expense expected to be recognized over the remaining vesting periods as of September 30, 2015 is $3.8 million for these awards. See Note 9 for a discussion of Rice Energy’s allocation of expense related to its stock compensation plans prior to the IPO.

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

(in thousands, except unit data)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Limited partner net income	$12,270	$33,670

Net income allocable to common units	$6,135	$16,835
Net income allocable to subordinated units	6,135	16,835
Limited partner net income	$12,270	$33,670

Weighted-average limited partner units outstanding - basic:
Common units	28,753,623	28,753,623
Subordinated units	28,753,623	28,753,623
Total	57,507,246	57,507,246

Weighted-average limited partner units outstanding - diluted:
Common units (1)	28,899,075	28,844,202
Subordinated units	28,753,623	28,753,623
Total	57,652,698	57,597,825

Net income per limited partner unit - basic:
Common units	$0.21	$0.59
Subordinated units	0.21	0.59
Total	$0.21	$0.59

Net income per limited partner unit - diluted:
Common units	$0.21	$0.58
Subordinated units (2)	0.21	0.59
Total	$0.21	$0.58

Cash distributions declared per limited partner unit: (3)
Common units	$0.1935	$0.5715
Subordinated units	0.1935	0.5715
Total	$0.1935	$0.5715

(1)	Diluted weighted-average limited partner common units includes the effect of 145,452 and 90,579 units for the three and nine months ended September 30, 2015, respectively, related to phantom units.

(2)
Diluted net income per limited partner unit is presented as if all earnings for the period had been distributed, and while it appears that more income is allocated to the subordinated unit holders than the common unitholders based on the dilution of the common units from the LTIP for the nine months ended September 30, 2015, our partnership agreement prevents us from making a distribution to the subordinated unitholders in excess of those to the common unitholders.

(3)	See Note 11 for further discussion of cash distributions declared for the period presented.
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
On August 13, 2015, a cash distribution of $0.1905 per common and subordinated unit was paid to the Partnership’s unitholders related to the second quarter of 2015. On October 23, 2015, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the third quarter of 2015 of $0.1935 per common and subordinated unit. The cash distribution will be paid on November 12, 2015 to unitholders of record at the close of business on November 3, 2015.

7.	Discontinued Operations
Concurrent with the closing of the IPO, all of the Predecessor’s fresh water distribution assets and related operations were distributed to Rice Midstream Holdings. Such fresh water distribution assets had not generated any revenue for the Predecessor and no gain or loss was recognized as a result of the distribution. The following table summarizes the components of discontinued operations activity for the three and nine months ended September 30, 2014.

(in thousands)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Operating expenses	$(2,009)	$(4,366)
Loss from discontinued operations before income taxes	(2,009)	(4,366)
Income tax benefit	379	1,330
Loss from discontinued operations, net of tax	$(1,630)	$(3,036)
Included in the loss from discontinued operations before income taxes is allocated interest expense from Rice Energy of $0.3 million and $1.1 million for the three and nine months ended September 30, 2014, respectively.

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
In the ordinary course of business, the Partnership has transactions with affiliated companies. During the nine months ended September 30, 2015 and 2014, related parties included Rice Energy and certain of its subsidiaries. Prior to the IPO, the push-down impact of the transactions were recorded in the consolidated statements of operations, and although no cash settlement occurred, all transactions with Rice Energy and its subsidiaries were recorded in parent net equity. Upon completion of the IPO, the Partnership entered into an omnibus agreement (the “Omnibus Agreement”) with its general partner, Rice Energy, Rice Poseidon and Rice Midstream Holdings. Pursuant to the Omnibus Agreement, Rice Energy performs centralized corporate and general and administrative services for the Partnership, such as financial and administrative, information technology, legal, health, safety and environmental, human resources, procurement, engineering, business development, investor relations, insurance and tax. In exchange, the Partnership reimburses Rice Energy for the expenses incurred in providing these services, except for any expenses associated with Rice Energy’s long-term incentive programs as these are not expenses of the Partnership subsequent to the IPO.
The expenses for which the Partnership reimburses Rice Energy and its subsidiaries related to corporate and general and administrative services may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis. The Partnership is unable to estimate what the costs would have been with an unrelated third party.
Also upon completion of the IPO, the Partnership entered into a 15 year, fixed-fee gas gathering and compression agreement (the “Gas Gathering and Compression Agreement”) with Rice Drilling B and Alpha Shale, pursuant to which the Partnership gathers Rice Energy’s natural gas and provides compression services on the Partnership’s gathering systems located in Washington County and Greene County, Pennsylvania. Pursuant to the Gas Gathering and Compression Agreement, the Partnership will charge Rice Energy a gathering fee of $0.30 per Dth and a compression fee of $0.07 per Dth per stage of compression, each subject to annual adjustment for inflation based on the Consumer Price Index. The Gas Gathering and Compression Agreement covers substantially all of Rice Energy’s acreage position in the dry gas core of the Marcellus Shale in southwestern Pennsylvania as of September 30, 2015 and any future acreage it acquires within these counties, other than 19,000 gross acres subject to a pre-existing third-party dedication.
During the nine months ended September 30, 2014, Rice Energy granted stock compensation awards to certain non-employee directors and employees. The awards consisted of restricted stock units, which vest upon the passage of time, and performance stock units, which vest based upon attainment of specified performance criteria. Stock compensation expense related to these awards allocated to the Partnership based on its estimate of the expense attributable to its operations, prior to the IPO, was $0.3 million and $0.4 million for the three and nine months ended September 30, 2014, respectively. For periods subsequent to the IPO, no stock compensation expense has been allocated to the Partnership by Rice Energy. See Note 5 for a discussion of the Partnership’s equity compensation expense subsequent to the IPO.
Prior to Rice Energy’s initial public offering on January 29, 2014, the only long-term incentives offered to certain executives and employees were through grants of incentive units, which were profits interests representing an interest in the future profits (once a certain level of proceeds has been generated) of Rice Energy’s predecessor parent entity Rice Energy Appalachia, LLC (“REA”) and granted pursuant to the limited liability company agreement of REA. The compensation expense recognized in these unaudited condensed consolidated financial statements is a non-cash charge, with the settlement obligation resting on NGP Rice Holdings, LLC (“NGP Holdings”) and Rice Energy Holdings LLC (“Rice Holdings”). Payments on the incentive units will be made by Rice Holdings and NGP Holdings and not by Rice Energy, Rice Poseidon or the Partnership, and as such are not dilutive to Rice Energy, Rice Poseidon or the Partnership. Incentive unit expense allocated to the Partnership based on its estimate of the expense attributable to its operations was $5.9 million and $10.5 million for the three and nine months ended September 30, 2014, respectively. No expense was recognized prior to Rice Energy’s initial public offering as the performance conditions related to the incentive units were deemed not probable of occurring. For periods subsequent to the IPO, no incentive unit expense has been allocated to the Partnership by Rice Energy.

10.	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements which an entity must consider in recognizing revenue, as this update will replace multiple locations for guidance. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year. ASU 2014-09 will now be effective for annual reporting periods beginning after December 15, 2017 and should be applied retrospectively. Early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.
In February 2015, the FASB issued ASU, 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. The Partnership is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.
In April 2015, the FASB issued ASU, 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplification of Debt Issuance Costs.” ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 is effective for periods beginning after December 15, 2015 with early adoption permitted. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Partnership is currently evaluating the impact of the provisions of ASU 2015-03 and ASU 2015-15.
In April 2015, the FASB issued ASU, 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” ASU 2015-6 was issued to clarify the process for updating historical earnings per unit disclosures under the two-class method when a drop-down transaction occurs between entities under common control. ASU 2015-06 is effective for periods beginning after December 15, 2015.  The guidance should be applied retrospectively and early adoption is permitted. The Partnership is currently evaluating the impact of the guidance on our consolidated financial statements.
In September 2015, the FASB issued ASU, 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for periods beginning after December 15, 2015 with early adoption permitted. The Partnership is currently evaluating the impact of the provisions of ASU 2015-16.

11.	Subsequent Events
On October 23, 2015, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the third quarter of 2015 of $0.1935 per common and subordinated unit. The cash distribution will be paid on November 12, 2015 to unitholders of record at the close of business on November 3, 2015.
On November 4, 2015, the Partnership entered into a Purchase and Sale Agreement (the “Purchase Agreement”) by and between the Partnership and Rice Energy, pursuant to which the Partnership acquired all of the outstanding limited liability company interests of Rice Water Services (PA) LLC (“PA Water”) and Rice Water Services (OH) LLC (“OH Water”), two wholly-owned indirect subsidiaries of Rice Energy that own and operate Rice Energy’s water services business. The acquired business includes Rice Energy’s Pennsylvania and Ohio fresh water distribution systems and related facilities that provide access to 15.9 MMgal/d of fresh water from the Monongahela River, the Ohio River and other regional water sources in Pennsylvania and Ohio (the “Water Assets”). Rice Energy has also granted the Partnership, until December 31, 2025, (i) the exclusive right to develop water treatment facilities in the areas of dedication defined in the Water Services Agreements (defined below) and (ii) an option to purchase any water treatment facilities acquired by Rice Energy in such areas at Rice Energy’s acquisition cost (collectively, the “Option”). In consideration for the acquisition of the Water Assets and the receipt of the Option, the Partnership paid Rice Energy $200.0 million in cash plus an additional amount, if certain of the conveyed systems’ capacities increase by 5.0 MMgal/d on or prior to December 31, 2017, equal to $25.0 million less the capital expenditures expended by the Partnership to achieve such increase, in accordance with the terms of the Purchase Agreement. The Partnership funded the consideration with borrowings under the Partnership’s revolving credit facility. The acquisition is accounted for as a combination of entities under common control at historical cost. This Quarterly Report on Form 10-Q has not been recast for the acquisition of the Water Assets as the transaction closed subsequent to the balance sheet date.
In connection with the closing of the acquisition of the Water Assets, on November 4, 2015, Rice Energy entered into Amended and Restated Water Services Agreements (the “Water Services Agreements”) with PA Water and OH Water, respectively, whereby PA Water and OH Water, as applicable, have agreed to provide certain fluid handling services to Rice Energy, including the exclusive right to provide fresh water for well completions operations in the Marcellus and Utica Shales and to collect and recycle or dispose of flowback, produced water and other fluids for Rice within areas of dedication in defined service areas in Pennsylvania and Ohio. The initial term of the Water Services Agreements is until December 22, 2029 and from month to month thereafter. Under the agreements, Rice Energy will pay (i) a variable fee, based on volumes of water supplied, for freshwater deliveries by pipeline directly to the well site, subject to annual CPI adjustments and (ii) a produced water hauling fee of actual out-of-pocket cost incurred by PA Water and OH Water, plus a 2% margin.
In addition, on November 4, 2015, the Partnership entered into a Common Unit Purchase Agreement with certain institutional investors to sell 13,409,961 common units in a private placement for gross proceeds of approximately $175.0 million (the “Private Placement”). The Partnership expects to use the proceeds of the Private Placement to repay a portion of the borrowings under the Partnership’s credit facility that were used to fund the consideration for the acquisition of the Water Assets. The Private Placement is expected to close on November 10, 2015, subject to customary closing conditions.

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
Our gas gathering assets consisted of a 2.8 MMDth/d high-pressure dry gas gathering system and associated compression in Washington County, Pennsylvania and a 840 MDth/d high-pressure dry gas gathering system in Greene County, Pennsylvania, each as of September 30, 2015.
Our Operations
Our assets are located within highly-concentrated acreage positions in the dry gas core of the Marcellus Shale in Washington and Greene Counties, Pennsylvania. The dry gas core of the Marcellus Shale in southwestern Pennsylvania is characterized by a combination of low development cost, consistently high production volumes and access to multiple takeaway pipelines.
We contract with Rice Energy and other producers to gather natural gas from wells and well pads located in our dedicated areas and/or near our gathering systems. The natural gas that we gather generally requires no processing or treating prior to delivery into interstate takeaway pipelines, and as of September 30, 2015, required only minimal compression. Over time, we expect to provide associated compression services on our gathering systems to Rice Energy and third parties.
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
The following provides a summary of the key terms of our gas gathering and compression agreements as of September 30, 2015.

	Remaining Term (Years)	Gathering Fee	Compression Fee (1)	Escalation /Adjustment Mechanism (2)	Dedicated Area
Rice Energy	15	$0.30 / Dth	$0.07 / stage / Dth	Yes	Washington and Greene Counties (3)
Third Parties (4)	10	$0.44 / Dth (5)	$0.06 / Dth	Yes	66,000 acres in Washington County

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

(3)
The dedicated area from Rice Energy excludes certain production from an area roughly encompassing three townships in southwestern Greene County under an existing dedication to a third party in which Rice Energy owned approximately 19,000 gross acres as of September 30, 2015.

(4)
Amounts shown for third parties represent weighted averages based on historical throughput in the case of remaining term and gathering fee (based on the year ended September 30, 2015), and in the case of dedications, aggregate acres.

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
System Acquisition. As described under “—Our Predecessor,” our Predecessor is treated as having acquired two businesses in the first half of 2014. Collectively, the acquired businesses represent approximately 37% of the natural gas volumes on our gathering systems for the nine months ended September 30, 2015. Similar to the balance of our assets, the assets and operations acquired were early stage assets, in particular with respect to the Momentum Assets.
General and Administrative Expenses. Our Predecessor’s general and administrative expenses included direct and indirect charges for the management of our assets and certain expenses allocated by Rice Energy for general corporate services, such as treasury, accounting and legal services. These expenses were charged or allocated to our Predecessor based on the nature of the expenses and Rice Energy’s estimate of the expense attributable to our Predecessor’s operations. Under our omnibus agreement with Rice Energy (our “Omnibus Agreement”), Rice Energy charges us a combination of direct and allocated charges for general and administrative services.

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

Results of Operations
The following table sets forth selected operating data for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Operating data:
Gathering volumes: (in MDth/d)
Affiliate	559	327	232	537	302	235
Third-party	112	47	65	92	29	63
Total gathering volumes	671	374	297	629	331	298

Compression volumes: (in MDth/d)
Affiliate	34	—	34	41	—	41
Third-party	5	32	(27)	12	19	(7)
Total compression volumes	39	32	7	53	19	34

Statement of income data: (in thousands)
Gathering revenues:
Affiliate	$15,203	$68	$15,135	$43,358	$237	$43,121
Third-party	4,519	1,341	3,178	11,087	2,474	8,613
Total gathering revenues	19,722	1,409	18,313	54,445	2,711	51,734

Compression revenues:
Affiliate	375	—	375	1,387	—	1,387
Third-party	45	211	(166)	207	368	(161)
Total compression revenues	420	211	209	1,594	368	1,226
Total operating revenues	20,142	1,620	18,522	56,039	3,079	52,960

Operating expenses:
Operation and maintenance expense	1,727	1,495	232	3,985	2,863	1,122
General and administrative expense	2,828	1,115	1,713	7,344	7,791	(447)
Incentive unit expense	—	5,878	(5,878)	—	10,526	(10,526)
Equity compensation expense	961	260	701	2,960	378	2,582
Depreciation expense	1,597	955	642	4,531	1,851	2,680
Amortization of intangible assets	407	408	(1)	1,223	748	475
Other expense	(347)	—	(347)	492	—	492
Total operating expenses	7,173	10,111	(2,938)	20,535	24,157	(3,622)

Operating income (loss)	12,969	(8,491)	21,460	35,504	(21,078)	56,582
Other income (loss)	2	—	2	6	—	6
Interest expense	(557)	(2,744)	2,187	(1,408)	(10,502)	9,094
Amortization of deferred finance costs	(144)	—	(144)	(432)	—	(432)
Income (loss) before income taxes and discontinued operations	12,270	(11,235)	23,505	33,670	(31,580)	65,250
Income tax benefit	—	2,119	(2,119)	—	8,531	(8,531)
Income (loss) from continuing operations	12,270	(9,116)	21,386	33,670	(23,049)	56,719
Loss from discontinued operations, net of tax	—	(1,630)	1,630	—	(3,036)	3,036
Net income (loss)	$12,270	$(10,746)	23,016	$33,670	$(26,085)	$59,755

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Total operating revenues. The $18.5 million increase period-over-period primarily relates to affiliate gathering revenues associated with our gathering agreement with Rice Energy, which was not in place prior to December 2014, and an increase in gathering revenues associated with our existing third-party contracts acquired as part of the April 2014 acquisition of certain gas gathering assets in eastern Washington and Greene Counties, Pennsylvania (the “Momentum Acquisition”).
Operation and maintenance expense. The $0.2 million increase in operation and maintenance expense period-over-period was primarily due to an increase in contract labor expenses and additional leases on compression equipment.
General and administrative expense. General and administrative expense for the three months ended September 30, 2014 was $1.1 million, which included $0.7 million of general and administrative expenses allocated to us by Rice Energy. For the three months ended September 30, 2015, general and administrative expenses were $2.8 million, which primarily related to costs associated with Rice Energy personnel that provide us support pursuant to our Omnibus Agreement.
Incentive unit expense. Incentive unit expense for the three months ended September 30, 2014 was allocated to us based on our estimate of the expense attributable to our operations. The decrease in expense in the previous quarter was attributable to the change in market value of the allocated incentive units. The payment obligation as it relates to the incentive units is with Rice Energy Irrevocable Trust and NGP Rice Holdings LLC and will not be borne by Rice Energy or by us. For periods subsequent to our initial public offering, we are no longer allocated incentive unit expense incurred by Rice Energy.
Equity compensation expense. Equity compensation expense of $1.0 million for the three months ended September 30, 2015 related to phantom unit awards granted in connection with our initial public offering. Stock compensation for the three months ended September 30, 2014 was allocated to us based on our estimate of the expense attributable to our operations. For periods subsequent to our initial public offering, we are no longer allocated stock compensation expense incurred by Rice Energy.
Depreciation expense. Depreciation expense increased $0.6 million period-over-period due to additional assets placed into service.
Interest expense. Interest expense decreased $2.2 million period-over-period. Interest expense incurred in the three months ended September 30, 2014 was charged by Rice Energy to us. For the three months ended September 30, 2015, we incurred interest expense solely in connection with our revolving credit facility.
Income tax benefit. The $2.1 million income tax benefit for the three months ended September 30, 2014 was a result of Rice Energy’s initial public offering and reorganization of Rice Energy as a corporation subject to U.S. federal income tax. Subsequent to our initial public offering, we are not subject to U.S. federal income tax and certain state income taxes due to our status as a partnership.
Discontinued operations, net of tax. The loss on discontinued operations, net of tax of $1.6 million for the three months ended September 30, 2014 represents the distribution of our fresh water distribution systems in Washington and Greene Counties, Pennsylvania to Rice Midstream Holdings concurrent with our initial public offering.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Total operating revenues. The $53.0 million increase in operating revenues primarily relate to affiliate gathering revenues associated with our gathering agreement with Rice Energy, which was not in place prior to December 2014 and an increase in gathering revenues associated with our existing third-party contracts acquired in the Momentum Acquisition.
Operation and maintenance expense. The $1.1 million increase in operation and maintenance expense period-over-period was primarily due to an increase in contract labor expenses and additional leases on compression equipment.
General and administrative expense. General and administrative expense for the nine months ended September 30, 2014 were $7.8 million, which included $5.5 million of general and administrative expenses allocated to us by Rice Energy and approximately $1.5 million related to costs associated with the Momentum Acquisition. For the nine months ended September 30, 2015, general and administrative expenses were $7.3 million, which primarily relate to costs associated with Rice Energy personnel that provide us support pursuant to our Omnibus Agreement.
Incentive unit expense. Incentive unit expense for the nine months ended September 30, 2014 was $10.5 million. These costs were allocated to us based on our estimate of the expense attributable to our operations. The payment obligation as it relates to the incentive units is with Rice Energy Irrevocable Trust and NGP Rice Holdings LLC and will not be borne by Rice Energy or by us. For periods subsequent to our initial public offering, we are no longer allocated incentive unit expense incurred by Rice Energy.

Equity compensation expense. Equity compensation expense of $3.0 million for the nine months ended September 30, 2015 related to phantom unit awards granted in connection with our initial public offering. Stock compensation for the nine months ended September 30, 2014 was allocated to us based on our estimate of the expense attributable to our operations. For periods subsequent to our initial public offering, we are no longer allocated stock compensation expense incurred by Rice Energy.
Depreciation expense. Depreciation expense increased $2.7 million period-over-period due to additional assets placed into service.
Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2015 was $1.2 million as compared to $0.7 million for the nine months ended September 30, 2014. Intangible assets were acquired in connection with the Momentum Acquisition and are amortized over 30 years.
Interest expense. Interest expense decreased $9.1 million period-over-period. Interest expense incurred in the nine months ended September 30, 2014 was charged by Rice Energy to us. For the nine months ended September 30, 2015, we incurred interest expense solely in connection with our revolving credit facility.
Income tax benefit. The $8.5 million income tax benefit for the nine months ended September 30, 2014 was a result of Rice Energy’s initial public offering and reorganization of Rice Energy as a corporation subject to U.S. federal income tax. Subsequent to our initial public offering, we are not subject to U.S. federal income tax and certain state income taxes due to our status as a partnership.
Discontinued operations, net of tax. The loss on discontinued operations, net of tax of $3.0 million for the nine months ended September 30, 2014 represents the distribution of our fresh water distribution systems in Washington and Greene Counties, Pennsylvania to Rice Midstream Holdings concurrent with our initial public offering.
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
Cash Flow Provided by Operating Activities
Net cash used in operating activities was $20.4 million for the nine months ended September 30, 2014 compared to net cash provided by operating activities of $34.6 million for the nine months ended September 30, 2015. The increase in cash flow from operations period-over-period was primarily the result of cash flow generated from our gathering contracts with Rice Energy and third parties during the nine months ended September 30, 2015 with no comparable cash flow during the nine months ended September 30, 2014.

Cash Flow Used in Investing Activities
Our capital expenditures prior to our initial public offering were funded by Rice Energy.
During the nine months ended September 30, 2014, we used cash flows in investing activities totaling $234.9 million to fund the Momentum Acquisition, the acquisition of the remaining 50% interest in the Alpha Assets and capital expenditures for gathering systems. During the nine months ended September 30, 2015, we used cash flows in investing activities totaling $91.5 million to fund capital expenditures for the development of our gathering systems. In November, we revised our 2015 capital expenditure budget from $180.0 million to $200.0 million.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2014 of $256.3 million was primarily the result of contributions from Rice Energy.  Net cash provided by financing activities for the nine months ended September 30, 2015 of $48.9 million was primarily the result of proceeds from borrowings under our revolving credit facility, offset by distributions made to our unitholders related to the first and second quarters of 2015.
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
Debt Agreements and Contractual Obligations
Revolving Credit Facility
We, as guarantor, and Rice Midstream OpCo LLC, as borrower, entered into a revolving credit facility in connection with the closing of our initial public offering. Our revolving credit facility provides for lender commitments of $450.0 million, with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The credit facility provides for a letter of credit sublimit of $50.0 million. The credit facility matures on December 22, 2019. As of September 30, 2015, Rice Midstream OpCo had $72.0 million of borrowings and no letters of credit outstanding under the revolving credit facility.
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
Distributions
On August 13, 2015, a cash distribution of $0.1905 per common and subordinated unit was paid to the Partnership’s unitholders related to the second quarter of 2015. On October 23, 2015, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the third quarter of 2015 of $0.1935 per common and subordinated unit. The cash distribution will be paid on November 12, 2015 to unitholders of record at the close of business on November 3, 2015.
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
Interest Rate Risk
As of September 30, 2015, Rice Midstream OpCo had $72.0 million of borrowings and no letters of credit outstanding under the revolving credit facility. Under the revolving credit facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect.
Our primary interest rate risk exposure results from our revolving credit facility, which has a floating interest rate. The average annual interest rate incurred on our revolving credit facility during the nine months ended September 30, 2015 was approximately 1.9%. A 1.0% increase in each of the applicable average interest rates during the nine months ended September 30, 2015 would have resulted in a $0.2 million estimated increase in interest expense for that period.
As of September 30, 2015, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our general partner has evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based upon that evaluation, the principal executive officer and principal financial officer of our general partner concluded that their disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2015, our general partner completed the implementation of a new accounting application. Our general partner took the necessary steps to monitor and maintain appropriate internal controls during this period of change, including procedures to preserve the integrity of the data converted during the application implementation. Additionally, our general partner provided training related to this application to individuals using the application to carry out their job responsibilities. Our general partner believes the new application will enhance our internal controls over financial reporting due to enhanced automation and integration of related processes. The application change was not undertaken in response to any deficiencies in our internal control over financial reporting.
During the quarter ended September 30, 2015, our general partner completed the design and documentation of internal control processes and procedures relating to the new application and modules to supplement and complement existing internal control over certain respective job areas. Testing of the controls related to the new application and accounting functions is ongoing and is included in the scope of our general partner’s assessment of its internal control over financial reporting for 2015, which will be completed in conjunction with the filing of our Annual Report on Form 10-K for the year ending December 31, 2015. Our general partner will continue to monitor controls through and around the application to provide reasonable assurance that controls are effective, and, as a result of the ongoing evaluation, may identify additional changes to improve internal control over financial reporting.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(t) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
The Partnership is party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. While the ultimate outcome and impact to the Partnership cannot be predicted with certainty, the Partnership believes that all such matters involve amounts which, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows. When the Partnership determines that a loss is probable of occurring and is reasonably estimable, the Partnership accrues an undiscounted liability for such contingencies based on its best estimate using information available at the time. The Partnership discloses contingencies where an adverse outcome may be material, or in the judgment of management, the matter should otherwise be disclosed.
Environmental Proceedings
In September 2015, the Partnership received a Notice of Proposed Assessment from the Pennsylvania Department of Environmental Protection (“DEP”) of proposed civil penalties related to seven Notices of Violations (“NOVs”) received in 2015 under the Clean Streams Law, the 2012 Oil and Gas Act, and the Solid Waste Management Act. Prior to and since receiving the NOVs, the Partnership has cooperated with the DEP and in certain cases remediated the affected areas under the NOVs. While resolution of the NOVs may result in monetary sanctions of more than $100,000, the Partnership does not expect the penalties, individually or in the aggregate, to have a material impact on its financial results.
Item 1A. Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. There have been no material changes to our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2014 and our June 30, 2015 Quarterly Report, except for the additional or updated risk factors set forth below:
The demand for the services provided by our water distribution business could decline as a result of several factors.
Our recently acquired water business includes fresh water distribution for use in our customers’ natural gas, NGL and oil exploration and production activities. Water is an essential component of natural gas, NGL and oil production during the drilling, and in particular, the hydraulic fracturing process.  As a result, the demand for our fresh water distribution and produced water handling services is tied to the level of drilling and completion activity of our customers, including Rice Energy, which is currently and will continue to be our primary customer for such services.  More specifically, the demand for our water distribution and produced water handling services could be adversely affected by any reduction in or slowing of Rice Energy’s or other customers’ well completions, any reduction in produced water attributable to completion activity or to the extent that Rice Energy or other customers complete wells with shorter lateral lengths, which would lessen the volume of fresh water required for completion activity.
Additionally, we depend on Rice Energy to source a portion of the fresh water we distribute. The availability of our and Rice Energy’s water supply may be limited due to reasons such as prolonged drought. Restrictions on the ability to obtain water or changes in wastewater disposal requirements may incentivize water recycling efforts by oil and natural gas producers, which would decrease the demand for our fresh water distribution services.

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

RICE MIDSTREAM PARTNERS LP

Date:	November 5, 2015	By:	Rice Midstream Management LLC, its general partner
		By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer

Date:	November 5, 2015	By:	Rice Midstream Management LLC, its general partner
		By:	/s/ Grayson T. Lisenby
Grayson T. Lisenby
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
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