Form 10-K
period 2015-12-31
Rice Midstream Partners LP
filed 2016-02-25
CIK 1620928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______ to_______
Commission File Number: 001-36789
Rice Midstream Partners LP
(Exact name of registrant as specified in its charter)

Delaware	47-1557755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Woodcliff Drive Canonsburg, Pennsylvania	15317
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (724) 746-6720

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

The aggregate market value of the common units held by non-affiliates of the registrant as of June 30, 2015: $498.1 million
At February 22, 2016, there were 70,917,372 units (consisting of 42,163,749 common units and 28,753,623 subordinated units) outstanding.
Documents Incorporated by Reference
None

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

•	comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the Securities and Exchange Commission (“SEC”) determines otherwise;

•	provide certain disclosure regarding executive compensation required of larger public companies; or

•	obtain unitholder approval of any golden parachute payments not previously approved.
We will cease to be an “emerging growth company” upon the earliest of:

•	the last day of the fiscal year in which we have $1.0 billion or more in annual revenues;

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

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements.” All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in this Annual Report.
Forward-looking statements may include statements about:

•	the ability of Rice Energy or our other customers to meet their drilling and development plans on a timely basis or at all;

•	business strategy;

•	realized natural gas, NGLs and oil prices;

•	competition and government regulations;

•	actions taken by third-party producers, operators, processors and transporters;

•	pending legal or environmental matters;

•	costs of conducting our gathering and compression and water services operations;

•	general economic conditions;

•	credit and capital markets;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our gathering and compression and water services business. These risks include, but are not limited to, commodity price volatility; inflation; environmental risks; regulatory changes; the uncertainty inherent in projecting future throughput volumes, cash flow and access to capital; the timing of development expenditures of Rice Energy or our other customers; and the other risks described under “Item 1A. Risk Factors” in this Annual Report.
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

•	“Rice Midstream Holdings” refers to Rice Midstream Holdings LLC, the owner of our general partner and a subsidiary of Rice Energy;

•	“GP Holdings” refers to Rice Midstream GP Holdings LP, a subsidiary of Rice Energy;

•	“Rice Poseidon” refers to Rice Poseidon Midstream LLC, a wholly-owned subsidiary of Rice Energy immediately prior to the completion of our initial public offering on December 22, 2014;

•	“PA Water” refers to Rice Water Services (PA) LLC, a wholly-owned subsidiary of Rice Midstream Partners LP; and

•	“OH Water” refers to Rice Water Services (OH) LLC, a wholly-owned subsidiary of Rice Midstream Partners LP.

PART I
Item 1. Business
Overview
We are a fee-based, growth-oriented limited partnership formed by Rice Energy (NYSE: RICE) to own, operate, develop and acquire midstream assets in the Appalachian Basin. We operate in two business segments, which are managed separately due to their distinct operational differences: (i) gathering and compression and (ii) water services. Our natural gas gathering and compression assets consist of natural gas gathering and compression systems that service high quality producers in the rapidly developing dry gas core of the Marcellus Shale in southwestern Pennsylvania. Our water services assets consist of water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities which are used to support well completion activities and to collect and recycle or dispose of flowback and produced water for Rice Energy and third parties in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio. We provide our services under long-term, fee-based contracts, primarily to Rice Energy in one of its core operating areas. We believe that our strategically located assets, high quality customers and relationship with Rice Energy position us to become a leading midstream energy company in the Appalachian Basin.
Gas Gathering and Compression
We have secured dedications from Rice Energy under a 15 year, fixed-fee contract for gathering and compression services covering (i) approximately 93,000 gross acres of its acreage position as of December 31, 2015 in Washington and Greene Counties, Pennsylvania, and (ii) any future acreage it acquires within these counties, other than in select areas subject to a pre-existing third-party dedications and subject to the terms of our gas gathering and compression agreement with Rice Energy. In addition, we have secured dedications from third-party customers under fixed-fee contracts for gathering and compression services in Washington County, Pennsylvania, with respect to approximately 21,000 of their existing gross acres, and any future acreage they may acquire within areas of mutual interest of approximately 66,000 acres. We refer to these areas of dedication and areas of mutual interest as our “dedicated areas.” Our third-party fixed-fee contracts have a weighted average remaining term of 10 years. For a discussion of the key terms of the fixed-fee contracts, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operations.”
As of December 31, 2015, our gathering and compression assets consisted of:

•	a 3.3 MMDth/d high-pressure dry gas gathering system and associated compression in Washington County, Pennsylvania, with connections to the Dominion, TCO, EQT and TETCO interstate pipelines; and

•	a 840 MDth/d high-pressure dry gas gathering system in Greene County, Pennsylvania, with connections to the Dominion, TCO and NFGS interstate pipelines.
Rice Energy is our largest customer, and for the year ended December 31, 2015, Rice Energy represented approximately 84% of our gathering volumes. We derive revenues under our long-term contracts by charging customers fixed fees for gathering and compression services based on throughput. During the first half of 2016, we expect to add additional compression to certain Pennsylvania wells.
Water Services
Our water services assets consist of water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities, which are used to support well completion activities and to collect and recycle or dispose of flowback and produced water for Rice Energy and third parties in Washington and Greene Counties, Pennsylvania, and Belmont County, Ohio. We have the exclusive right to provide certain fluid handling services to Rice Energy until December 22, 2029 and from month to month thereafter. The fluid handling services include the exclusive right to provide fresh water for well completions operations in the Marcellus and Utica Shales and to collect and recycle or dispose of flowback and produced water for Rice Energy within areas of dedication in defined service areas in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio. We also provide water services to third parties under fee-based contracts to support well completion activities. As of December 31, 2015, our Pennsylvania assets provided access to 8.7 MMgal/d of fresh water from the Monongahela River and several other regional water sources, and our Ohio assets provided access to 10.7 MMgal/d of fresh water from the Ohio River and several other regional sources, both for distribution to our Exploration and Production segment and third parties. Rice Energy is our largest customer, and for the year ended December 31, 2015, Rice Energy represented approximately 87% of our water services revenues.

Our Assets
The following table provides information regarding our gathering and compression assets for the periods presented.

	Three Months Ended December 31, 2015	As of December 31, 2015
	Average Daily Throughput (MDth/d)	Pipeline (miles)	Capacity (MDth/d)	Compression Capacity (HP)
Washington County System	571	95	3,297	13,240
Greene County System	132	18	840	—
Total	703	113	4,137	13,240

The following table provides information regarding our water assets as of December 31, 2015.

Water Assets	Capacity (MMgal/d)
PA Water	8.7
OH Water	10.7
Total	19.4
In 2016, we plan to invest $150.0 million, of which $140.0 million will be used for our continued build-out of our Pennsylvania gathering and compression systems and $10.0 million will be used for our Pennsylvania and Ohio water services operations.
For additional information on operations by segment including, but not limited to, revenues, operating income and total assets, see Item 8 of this Annual Report.
Our Customers
One of our principal strengths is having Rice Energy as our anchor customer. During the year ended December 31, 2015, Rice Energy represented approximately 79% of our gathering revenues and 87% of our water service revenues. Rice Energy has dedicated to us all of its natural gas production in the dry gas core of the Marcellus Shale in Washington and Greene Counties, Pennsylvania, excluding amounts subject to a pre-existing third-party dedication.
In addition to the growth we anticipate as a result of Rice Energy’s development drilling, we expect to benefit from dedications we have secured from third parties. For the year ended December 31, 2015, third parties represented approximately 16% of our gathering volumes. We have secured dedications under fixed-fee contracts with a weighted average remaining term of 10 years for gathering and compression services in the dry gas core of the Marcellus Shale in southwestern Pennsylvania with respect to current third-party acreage positions of approximately 21,000 gross acres, and any future acreage acquired by such third-parties within areas of mutual interest of approximately 66,000 acres. Furthermore, we believe we will be able to attract additional third-party customers given our assets’ strategic location, available gathering capacity and access to multiple takeaway pipelines. For the year ended December 31, 2015, a single third-party customer represented approximately 21% of our gathering revenues.
Our Relationship with Rice Energy
In addition to being a high-quality anchor customer, we believe that our relationship with Rice Energy will provide us with competitive advantages to position us to become a leading midstream energy company in the Appalachian Basin. Because of its ownership interest in GP Holdings, the owner of our incentive distribution rights and a 41% limited partner interest in us, Rice Energy is positioned to directly benefit from the growth of our business through organic initiatives or acquisitions, including acquisitions of its retained midstream assets. In particular, we have a right of first offer on all of Rice Energy’s interests in its gas gathering system in the core of the Utica Shale in Belmont County, Ohio. The gathering system consists of an aggregate of 54 miles of high-pressure gas gathering pipeline with capacity of 2.6 MMDth/d in the core of the Utica Shale in Belmont County and Monroe County, Ohio. Average daily throughput on Rice Energy’s Ohio gathering system for the three months ended December 31, 2015 was 247 MDth/d. This system services approximately 38,000 and 20,000 net acres of the current positions of Rice Energy and Gulfport Energy Corporation (“Gulfport”), respectively, in Belmont County, Ohio.

On February 1, 2016, Strike Force Midstream Holdings LLC (“Strike Force Holdings”), Rice Energy’s wholly-owned subsidiary, and Gulfport Midstream Holdings, LLC, a wholly-owned subsidiary of Gulfport, entered into an Amended and Restated Limited Liability Company Agreement of Strike Force Midstream LLC (“Strike Force Midstream”) to engage in the natural gas midstream business in approximately 319,000 acres in Belmont and Monroe Counties, Ohio. Strike Force Holdings owns a 75% membership interest in Strike Force Midstream.
While we believe that we are well positioned to be the ultimate acquirer of these retained midstream assets from Rice Energy, including those subject to our right of first offer, Rice Energy is under no obligation to contribute these assets to us. Furthermore, our relationship with Rice Energy poses potential conflicts of interest in connection with any such acquisition. Any decision to exercise our right of first offer will require the approval of the board of directors of our general partner, all of the members of which are appointed by Rice Energy as the indirect owner of our general partner. For more information regarding our relationship with Rice Energy, please read “Item 13. Certain Relationships and Related Transactions, and Director Independence Procedures for Review, Approval and Ratification of Related Person Transactions.”
Rice Energy’s Existing Third-Party Commitments
In connection with its acquisition of approximately 19,000 gross acres in southwestern Greene County, Pennsylvania, Rice Energy assumed a dedication obligation to Williams Partners L.P., formerly known as Access Midstream Partners, under an existing gas gathering agreement, which Rice Energy renegotiated in February 2016. As such, the dedicated area from Rice Energy to us excludes the first 40.0 MDth/d of Rice Energy’s Marcellus Shale dry gas production from an area roughly encompassing three townships in southwestern Greene County dedicated to Williams Partners L.P.
In addition, Rice Energy has entered into contracts with MarkWest Energy Partners LP (“MarkWest”), pursuant to which MarkWest will construct gas gathering facilities to gather Rice Energy’s Utica Shale production from certain dedicated areas in Ohio, including portions of Belmont County, which Rice Energy anticipates will produce wet gas requiring processing.
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
Competition
As a result of our relationship with Rice Energy, we do not compete for the portion of Rice Energy’s existing operations for which we currently provide midstream services and will not compete for future portions of Rice Energy’s operations within our dedicated areas. However, we will face competition in attracting third-party volumes to our gathering and compression systems and third-party customers for our water services business. In addition, these third parties may develop their own gathering and compression systems or water distribution systems in lieu of employing our assets. Our ability to attract such third-party volumes to our gathering and compression systems and third-party customers for our water services business depends on our ability to evaluate and select suitable projects and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the natural gas industry. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. In addition, other companies may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer. We may not be able to compete successfully in the future in attracting third-party volumes to our gathering and compression systems or third-party customers for our water services business, attracting and retaining quality personnel, and raising additional capital, which could have a material adverse effect on our business.
Regulation of Operations
Regulation of pipeline gathering services may affect certain aspects of our business and the market for our services. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated by agencies of the U.S. federal government, primarily the Federal Energy Regulatory Commission (“FERC”). FERC regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that Rice Energy produces, as well as the revenues Rice Energy receives for sales of their natural gas.
The transportation and sale for resale of natural gas in interstate commerce is regulated primarily under the Natural Gas Act (“NGA”) and by regulations and orders promulgated under the NGA by FERC. In certain limited circumstances, intrastate transportation, gathering, and wholesale sales of natural gas may also be affected directly or indirectly by laws enacted by Congress and by FERC regulations.
Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in state waters. Although its policy is still in flux, FERC has reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase Rice Energy’s costs of getting gas to point of sale locations. State regulation of natural gas gathering facilities generally include various safety, environmental and, in some circumstances, nondiscriminatory-take requirements. Although such regulation has not generally been affirmatively applied by state agencies, states are currently pursuing regulatory programs intended to safely build pipeline infrastructure. For instance, the Pennsylvania Pipeline Infrastructure Task Force is currently developing policies and guidelines to assist in pipeline development to, among other goals, ensure pipeline safety and integrity during operation of the pipeline.
Intrastate natural gas transportation is also subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as our assets are determined to be intrastate transportation facilities, such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, and we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis would not affect our operations in any way that is of material difference from those of our competitors. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that Rice Energy produces, as well as the revenues Rice Energy receives for sales of their natural gas.
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
The Energy Policy Act of 2005 (“EPAct 2005”) amended the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. EPAct 2005 provided FERC with the power to assess civil penalties of up to $1,000,000 per day for violations of the NGA and increases FERC’s civil penalty authority under the Natural Gas Policy Act (“NGPA”) from $5,000 per violation per day to $1,000,000 per violation per day. The civil penalty provisions are applicable to entities that engage in the transportation and sale of natural gas for resale in interstate commerce. In Order No. 670, the FERC promulgated rules implementing the anti-market manipulation provision of EPAct 2005. The rules make it unlawful: (1) in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) to engage in any act or practice that operates as a fraud or deceit upon any person. The anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction.

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

Pipeline Safety Regulation
Some of our pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), pursuant to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”), and the Pipeline Safety Improvement Act of 2002 (“PSIA”), as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (the “PIPES Act”). The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. oil and natural gas transmission pipelines in high-consequence areas (“HCAs”).
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
The 2011 Pipeline Safety Act reauthorizes funding for federal pipeline safety programs, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The 2011 Pipeline Safety Act, among other things, increases the maximum civil penalty for pipeline safety violations and directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. Moreover, the 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day of violation and also from $1.0 million to $2.0 million for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as well as any implementation of PHMSA regulations thereunder or any issuance or reinterpretation of PHMSA guidance with respect thereto could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any of which could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.
PHMSA regularly revises its pipeline safety regulations. For example, in March of 2015, PHMSA finalized new rules applicable to gas and hazardous liquid pipelines that, among other changes, impose new post-construction inspections, welding, gas component pressure testing requirements, as well as requirements for calculating pressure reductions for immediate repairs on liquid pipelines. More recently, in October 2015, PHMSA proposed new regulations for hazardous liquid pipelines that would significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, repairs and leak detection), regardless of the pipeline’s proximity to a high consequence area. The proposal also requires new reporting requirements for certain unregulated pipelines, including all gathering lines.  Additional future regulatory action expanding PHMSA jurisdiction and imposing stricter integrity management requirements is likely. For example, in December 2015, the Senate Commerce Committee approved legislation that, among other things, requires PHMSA to conduct an assessment of its inspections process and integrity management programs for natural gas and hazardous liquid pipelines. The legislation would also require PHMSA to prioritize various rulemakings required by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 and propose and finalize the rules mandated by the act. If enacted, this legislation could result in PHMSA proposing additional integrity management requirements for our regulated pipelines. At this time, we cannot predict the cost of such requirements, but they could be significant. In addition, in July 2014, the EPA Office of Inspector General recommended that EPA work with PHMSA to address methane leaks from a combined environmental and safety perspective, and also develop a strategy to address the financial and policy barriers that hinder further methane reductions from the transmission and distribution sectors. Further, in January 2015 EPA unveiled a plan to cut methane emissions from the oil and gas sector by 40 to 45 percent by 2025, using 2012 methane emissions as a baseline. As part of that plan, EPA called for PHMSA to propose new standards and programs to reduce methane leaks from natural gas transportation and distribution lines. While we cannot predict the outcome of legislative or regulatory initiatives, such regulatory changes and any legislative changes could have a material effect on our operations, particularly by extending more stringent and comprehensive safety regulations (such as integrity management requirements) to pipelines and gathering lines not previously subject to such requirements. While we expect any legislative or regulatory changes to allow us time to become compliant with new requirements, costs associated with compliance may have a material effect on our operations.
States are largely preempted by federal law from regulating pipeline safety for interstate lines but most are certified by the U.S. Department of Transportation (“DOT”) to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. For example, in Pennsylvania the Gas Safety Section of the Bureau of Investigation and Enforcement (within the Pennsylvania Public Utilities Commission) inspects and enforces the pipeline safety regulations for intrastate gas pipeline operators. States may adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines; however, states vary considerably in their authority and capacity to address pipeline safety. State standards may include more stringent requirements for facility design and management in addition to requirements for pipelines. We do not anticipate any significant difficulty in complying with applicable state laws and regulations. We expect to incur increasing regulatory compliance costs, based on the intensification of the regulatory environment and upcoming changes to regulations as outlined above. In addition to regulatory changes, costs may be incurred when there is an accidental release of a commodity gathered on our system, or a regulatory inspection identifies a deficiency in our required programs.
Regulation of Environmental and Occupational Safety and Health Matters
General
Our natural gas gathering, compression and water services activities are subject to stringent and complex federal, state and local laws and regulations relating to the protection of the environment. As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

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
Hydraulic Fracturing Activities
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand, and chemicals under pressure through a cased and cemented wellbore into targeted subsurface formations to fracture the surrounding rock and stimulate production. Our customers regularly use hydraulic fracturing as part of their operations as does most of the domestic oil and natural gas industry. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted regulatory authority pursuant to the Safe Drinking Water Act (“SDWA”) over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. EPA has moved forward with various regulatory actions, including regulations under the federal Clean Air Act governing standards, reporting, and permitting for emissions relating to natural gas development operations; an advanced notice of proposed rulemaking in March 2014 under the Toxic Substances Control Act that would require companies to disclose information regarding the chemicals used in hydraulic fracturing; and proposed rules in April 2015 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the Bureau of Land Management (“BLM”) finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision has not yet been issued.
White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and, in June 2015, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. The draft report is expected to be finalized after a public comment period and a formal review by the EPA’s Science Advisory Board. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These or future studies could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms.
Presently, hydraulic fracturing is regulated primarily at the state level, typically by state oil and natural gas commissions and similar agencies. In July 2015, the Ohio Department of Natural Resources issued final rules for horizontal drilling well-pad construction. Along with several other states, Pennsylvania (where we conduct a majority of our operations) has adopted laws and proposed regulations that require oil and natural gas operators to disclose chemical ingredients and water volumes used to hydraulically fracture wells, in addition to more stringent well construction and monitoring requirements. In addition, in January 2016, the Pennsylvania Department of Environmental Protection (“PADEP”) issued new rules establishing stricter disposal requirements for wastes associated with hydraulic fracturing activities, which include, among other things, a prohibition on the use of centralized impoundments for the storage of drill cuttings and waste fluids. Further, these rules include new requirements relating to storage tank vandalism, secondary containment for storage vessels, construction rules for gathering lines and horizontal drilling under streams, and temporary transport lines for freshwater and wastewater. Moreover, local governments may also adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular. Although the Pennsylvania legislature passed legislation to make regulation of drilling uniform throughout the state, the Pennsylvania Supreme Court in Robinson Township v. Commonwealth of Pennsylvania struck down portions of that legislation. Following this decision, local governments in Pennsylvania may increasingly adopt ordinances relating to drilling and hydraulic fracturing activities, especially within residential areas. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where Rice Energy operates, Rice Energy could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells. Any such added costs or delays for Rice Energy, could significantly affect our operations. In addition, if the amount of water needed to hydraulically fracture wells is unavailable or if flowback water disposal options become more limited, Rice Energy may experience added costs or delays, which could significantly affect our operations.
Hazardous Waste
The federal Resource Conservation and Recovery Act (“RCRA”), and comparable state laws, impose requirements for the handling, storage, treatment and disposal of nonhazardous and hazardous waste. RCRA currently exempts certain wastes associated with the exploration, development or production of crude oil and natural gas, which we handle in the course of our operations, including produced water. However, these oil and gas exploration and production wastes may still be regulated by the EPA or state agencies under RCRA’s less stringent nonhazardous solid waste provisions or other federal laws, or state laws, and it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous waste in the future. For example, from time to time certain environmental groups have petitioned or sued the EPA to remove the RCRA’s exemption for wastes associated with the exploration, development or production of crude oil and natural gas. If such changes were to occur, it could have a significant impact on our operating costs, as well as the natural gas and oil industry in general. Moreover, some ordinary industrial wastes which we generate, such as paint wastes, waste solvents, laboratory wastes and waste oils, may be regulated as hazardous wastes if they have hazardous characteristics.
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
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Under CERCLA, such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations, such as landfills. CERCLA authorizes the EPA, states, and, in some cases, third parties to take actions in response to releases or threatened releases of hazardous substances into the environment and to seek to recover from the classes of responsible persons the costs they incur to address the release. Under CERCLA, we could be subject to strict joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In some states, including Pennsylvania, site remediation of oil and natural gas facilities is regulated by state agencies with jurisdiction over oil and natural gas operations. The regulated releases and remediation activities, including the classes of persons that may be held responsible for releases of hazardous substances, may be broader than those regulated under CERCLA or RCRA.
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
Air Emissions
The federal Clean Air Act, and comparable state laws, regulate emissions of air pollutants from various industrial sources, including natural gas processing plants and compressor stations, and also impose various preconstruction requirements, emission limits, operational limits and monitoring, reporting and recordkeeping requirements on air emission sources. Recently, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and/or criminal enforcement actions. Such laws and regulations, for example, require preconstruction permits, such as Prevention of Significant Deterioration, or PSD permits, for the construction or modification of certain projects or facilities with the potential to emit air pollutants above certain thresholds. Preconstruction permits generally require use of best available control technology (“BACT”) to limit air emissions. Several federal and state new source performance standards and national emission standards for hazardous air pollutants and analogous state law requirements, also apply to our facilities and operations. These applicable federal and state standards impose emission limits and operational limits as well as detailed testing, recordkeeping and reporting requirements on the facilities subject to these regulations. Several of our facilities are “major” facilities requiring Title V operating permits which impose semi-annual reporting requirements. Also, in January 2016, PADEP announced new rules that would require a new general permit for oil and gas exploration, development, and production facilities and liquids loading activities, requiring best available technology for equipment and processes, enhanced record-keeping, and quarterly monitoring inspections for the control of methane emissions. The PADEP also intends to issue similar methane rules for existing sources. In addition, the department has also proposed to establish Best Management Practices, including leak detection and repair programs, to reduce fugitive methane emissions from production, gathering, processing, and transmission facilities. These rules have the potential to increase our compliance costs.
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
Water Discharges
The Federal Water Pollution Control Act, or the Clean Water Act (the “CWA”), and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including sediment, and spills and releases of oil, brine and other substances into waters of the United States. The discharge of pollutants into jurisdictional waters or wetlands is prohibited except in accordance with the terms of a permit issued by the EPA, the U.S. Army Corps of Engineers or a delegated state agency. In September 2015, new EPA and U.S. Army Corps of Engineers rules defining the scope of the EPA’s and the Corps’ jurisdiction became effective. To the extent the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for activities in wetland areas. The rule has been challenged in court on the grounds that it unlawfully expands the reach of CWA programs, and implementation of the rule has been stayed pending resolution of the court challenge. The process for obtaining permits has the potential to delay our operations. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with permits or other requirements of the CWA and analogous state laws and regulations. We believe that we maintain all required discharge permits necessary to conduct our operations. Any unpermitted release of petroleum or other pollutants from our operations could result in government penalties and administrative, civil or criminal liability.
Occupational Safety and Health Act
We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”), as amended. Specifically, OSHA’s hazard communication standard, the Emergency Planning and Community Right-to-Know Act and implementing regulations, and similar state statutes and regulations, require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to state and local government authorities and citizens. Certain of our operations are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive material.

Endangered Species and Migratory Bird Treaty Act
The Endangered Species Act (“ESA”) and analogous state laws restrict activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Some of our pipelines are located in areas that are or may be designated as protected habitats for endangered or threatened species, including the Indiana Bat, which has a seasonal impact on our construction activities and operations. The future listing of previously unprotected species in areas where we conduct or may conduct operations, or the designation of critical habitat in these areas, could cause us to incur increased costs arising from species protection measures or could result in limitations on our operating activities, which could have an adverse impact on our results of operations. For example, in April 2015, the U.S. Fish and Wildlife Service listed the northern long-eared bat, whose habitat includes the areas in which we operate, as a threatened species under the ESA. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit access to protected areas that lay within our areas of operation.
Climate Change
In December 2009, the EPA determined that emissions of greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, EPA adopted regulations under existing provisions of the federal Clean Air Act that establish pre-construction and operating permit requirements for GHG emissions from certain large stationary sources. Under these regulations, for example, facilities required to obtain PSD permits because of their potential criteria pollutant emissions must comply with BACT-driven GHG permit limits established by the states or, in some cases, by the EPA, on a case-by-case basis. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities. In December 2015, the EPA finalized rules that added new sources to the scope of the GHG monitoring and reporting rule. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. These changes to EPA’s GHG emissions reporting rule could result in increased compliance costs. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule.
Additionally, while Congress has from time to time considered legislation to reduce emissions of GHGs, the prospect for adoption of significant legislation at the federal level to reduce GHG emissions is perceived to be low at this time. Nevertheless, the Obama Administration has announced it intends to adopt additional regulations to reduce emissions of GHGs and to encourage greater use of low carbon technologies. In August 2015, the EPA proposed a suite of requirements and draft guidance related to the reduction in methane emissions from certain equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities.
The BLM and the PADEP have also proposed rules related to the control of methane emissions. Compliance with rules to control methane emissions will likely require enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks, and the increased frequency of maintenance and repair activities to address emissions leakage. The rules will also likely require hiring additional personnel to support these activities or the engagement of third party contractors to assist with and verify compliance. These new and proposed rules could result in increased compliance costs on our operations. PADEP also recently announced an initiative to restrict methane emissions from natural gas development activities. Under the proposed changes, operators in Pennsylvania would need to (i) obtain an air quality general permit in advance of operations, (ii) control releases, and (iii) report emissions.
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

Employees
We do not have any employees. The officers of our general partner, who are also officers of Rice Energy, manage our operations and activities. As of December 31, 2015, Rice Energy employed approximately 74 people who provide direct support to our operations. All of the employees required to conduct and support our operations are employed by Rice Energy and seconded to us pursuant to a secondment agreement and all of our Rice Energy full-time personnel are subject to our omnibus agreement with Rice Energy (“Omnibus Agreement”).
Facilities
Rice Energy’s corporate headquarters are in Canonsburg, Pennsylvania. Pursuant to the Omnibus Agreement, we reimburse Rice Energy for our proportionate share of Rice Energy’s costs to lease the building.
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
For the year ended December 31, 2015, Rice Energy accounted for approximately 79% of our gathering revenues and 87% of our water services revenues. We are substantially dependent on Rice Energy as our most significant current customer, and we expect to derive a substantial majority of our revenues from Rice Energy for the foreseeable future. As a result, any event, whether in our dedicated areas or otherwise, that adversely affects Rice Energy’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Accordingly, we are indirectly subject to the business risks of Rice Energy, including, among others:

•	a reduction in or slowing of its anticipated drilling and production schedule, which would directly and adversely impact demand for our gathering and compression and water services;

•	the volatility of natural gas prices, which could have a negative effect on the value of its properties, its drilling programs or its ability to finance its operations;

•
changes in regulations or statutes applicable to us or Rice Energy, which could have a negative effect on the value of our facilities or services or Rice Energy’s properties, its drilling programs or its ability to finance its operations;

•	the availability of capital on an economic basis to fund its exploration and development activities;

•	its ability to replace reserves;

•	its drilling and operating risks, including potential environmental liabilities; and

•	its access to downstream transportation capacity and any constraints or interruptions thereof.
Further, we are subject to the risk of non-payment or non-performance by Rice Energy, including with respect to our gathering and compression agreement and water services agreements. We cannot predict the extent to which Rice Energy’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Rice Energy’s ability to execute its drilling and development program or perform under our gathering and compression agreement or our amended and restated water services agreements with Rice Energy (“Water Services Agreements”). Any material non-payment or non-performance by Rice Energy could reduce our ability to make distributions to our unitholders.
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
We may not generate sufficient cash flow each quarter to support the payment of the minimum quarterly distribution or to increase our quarterly distributions in the future. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of natural gas we gather and compress;

•	the volume of fresh water we distribute and produced water we handle;

•	the rates we charge for our gathering and compression services and water services;

•	the market price of natural gas and its effect on Rice Energy’s and third parties’ drilling schedule as well as produced volumes;

•	Rice Energy’s and our third-party customers’ ability to fund their drilling programs;

•	adverse weather conditions;

•	the level of our operating, maintenance and general and administrative costs;

•
regulatory action affecting the supply of, or demand for, natural gas, the rates we can charge for our services, how we contract for services, our existing contracts, our operating costs or our operating flexibility; and

•	prevailing economic conditions.
In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the level, timing and amounts of capital expenditures we make, which amounts could be impacted by costs of labor and materials;

•	our debt service requirements and other liabilities;

•	our ability to make borrowings under our revolving credit facility to pay distributions;

•	fluctuations in our working capital needs;

•	restrictions on distributions contained in any of our debt agreements;

•	the cost of acquisitions, if any;

•	fees and expenses of our general partner and its affiliates (including Rice Energy) we are required to reimburse;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels.
Because of the natural decline in production from existing wells, our success depends, in part, on Rice Energy’s ability to replace declining production and our ability to secure new sources of production from Rice Energy or third parties. Additionally, our water services are directly associated with Rice Energy’s well completion activities and water needs, which are partially driven by horizontal lateral lengths and the number of completion stages per well. Any decrease in Rice Energy’s production could adversely affect our business and operating results.
The natural gas volumes that support our gathering business depend on the level of production from natural gas wells connected to our systems, which may be less than expected and will naturally decline over time. If and to the extent Rice Energy is able to execute its drilling and completion program and achieve its anticipated production targets, the volumes of natural gas we gather should increase. To the extent Rice Energy completes or reduces its activity or otherwise ceases to drill and complete wells, revenues for our gathering and compression and water services will be directly and adversely affected. Our ability to maintain water services revenues is substantially dependent on continued completion activity by Rice Energy or third parties over time, as well as the volumes of produced water. In addition, natural gas volumes from completed wells will naturally decline over time, and our cash flows associated with these wells will correspondingly decline. In order to maintain or increase throughput levels on our gathering systems, we must obtain new sources of natural gas from Rice Energy or third parties. The primary factors affecting our ability to obtain additional sources of natural gas include (i) the success of Rice Energy’s drilling activity in our areas of operation, (ii) Rice Energy’s acquisition of additional acreage and (iii) our ability to obtain acreage dedications from third parties. Our fresh water distribution services, which make up a substantial portion of our water services revenues, will be in greatest demand in connection with completion activities. To the extent that Rice Energy or other fresh water distribution customers complete wells with shorter lateral lengths, the demand for our fresh water distribution services would be reduced.
We have no control over Rice Energy’s or other producers’ level of development and completion activity in our areas of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. In addition, our fresh water distribution business is dependent upon active development in our areas of operation. In order to maintain or increase throughput levels on our fresh water distribution systems, we must service new wells. We have no control over Rice Energy or other producers or their development plan decisions, which are affected by, among other things:

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
Due to these and other factors, even if reserves are known to exist in areas serviced by our assets, producers have chosen, and may choose in the future, not to develop those reserves. If reductions in development activity result in our inability to maintain the current levels of throughput on our systems, our systems, or our water services, or if reductions in lateral lengths result in a decrease in demand for our water services on a per well basis, those reductions could reduce our revenue and cash flow and adversely affect our ability to make cash distributions to our unitholders.

Our assets are concentrated in three counties within the Appalachian Basin, making us vulnerable to risks associated with operating in one major geographic area.
We rely on revenues generated from our gathering and compression systems, which are located in Washington and Greene counties, Pennsylvania, and our water services assets, which are located in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, trucking shortages, availability of produced water disposal sites, market limitations, governmental regulations impacting the use of water in well completion activities, cold weather conditions or interruption of the processing or transportation of natural gas and NGLs.
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
Finally, gathering and compression and water services require special equipment and laborers skilled in multiple disciplines, such as equipment operators, mechanics and engineers, among others. The increased levels of production in the Appalachian Basin may result in a shortage of equipment and skilled labor. If we experience such shortages, our labor and equipment costs and overall productivity could be materially and adversely affected. If our equipment or labor prices increase, our results of operations could be materially and adversely affected.
We may not be able to attract additional third-party gathering and compression volumes or opportunities to provide water services, which could limit our ability to grow and increase our dependence on Rice Energy.
Part of our long-term growth strategy includes identifying additional opportunities to offer services to third parties. For the year ended December 31, 2015, Rice Energy accounted for approximately 79% of our gathering revenues and 87% of our water services revenues. Our ability to increase throughput on our gathering and compression systems and water services systems and any related revenue from third parties is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when requested by third parties. To the extent that we lack available capacity on our systems for third-party volumes, we may not be able to compete effectively with third-party systems for additional volumes in our dedicated areas. In addition, some of our competitors for third-party volumes have greater financial resources and access to larger supplies of natural gas than those available to us, which could allow those competitors to price their services more aggressively than we do.
We have historically provided gathering services to third parties on a limited basis, and we may not be able to attract material third-party service opportunities. Our efforts to attract new unaffiliated customers may be adversely affected by (i) our relationship with Rice Energy and the fact that a substantial portion of the capacity of our gathering and compression systems and water services systems will be necessary to service Rice Energy’s production and development and completion schedule, (ii) our desire to provide services pursuant to fee-based contracts and (iii) the existence of current and future dedications to other gatherers by potential third-party customers. As a result, we may not have the capacity to provide services to third parties and/or potential third-party customers may prefer to obtain services pursuant to other forms of contractual arrangements under which we would be required to assume direct commodity exposure.
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
We will be required to make capital expenditures to increase our asset base. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to make cash distributions to our unitholders may be diminished or our financial leverage could increase.
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
We currently generate all of our gathering and compression revenues pursuant to fee-based contracts under which we are paid based on the volumes that we gather and compress, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows have no direct exposure to commodity price risk. Although we intend to enter into similar fee-based contracts with new customers in the future, our efforts to negotiate such contractual terms may not be successful. In addition, we may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Future exposure to the volatility of natural gas, NGL and oil prices could have a material adverse effect on our business, results of operations and financial condition and, as a result, our ability to make cash distributions to our unitholders. However, we have some indirect exposure to commodity prices and basis differentials in that persistently low realized sales prices by our customers may cause them to delay drilling or shut in production, which would reduce the volumes of natural gas available for gathering and compression on our systems. Please read “Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.”
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
Our ability to grow depends, in part, on our ability to make acquisitions that increase our cash generated from operations on a per unit basis. The acquisition component of our strategy is based, in large part, on our expectation of ongoing divestitures of midstream energy assets by industry participants, including Rice Energy. Though our Omnibus Agreement provides us with a right of first offer with respect to certain of Rice Energy’s gas gathering assets in Belmont County, Ohio that will require Rice Energy to provide us with an opportunity to offer to purchase these assets that it may sell, the consummation and timing of any future transactions pursuant to the exercise of our right of first offer with respect to any particular business opportunity will depend upon, among other things, our ability to negotiate definitive agreements with respect to such opportunities and our ability to obtain financing on acceptable terms. Additionally, Rice Energy is under no obligation to accept any offer made by us with respect to such opportunities. Furthermore, for a variety of reasons, we may decide not to exercise these rights when they become available, and our decision will not be subject to unitholder approval. As such, there is no guarantee that we will be able to make any such offer or consummate any acquisition of midstream assets from Rice Energy. Furthermore, many factors could impair our access to future midstream assets and the willingness of Rice Energy to offer us acquisition opportunities, including a change in control of Rice Energy or a transfer of the incentive distribution rights held by Rice Energy to a third party. A material decrease in divestitures of midstream energy assets from Rice Energy or otherwise would limit our opportunities for future acquisitions and could have a material adverse effect on our business, results of operations, financial condition and ability to make quarterly cash distributions to our unitholders.
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
Our recently acquired water services business includes fresh water distribution for use in our customers’ natural gas, NGL and oil exploration and production activities. Water is an essential component of natural gas, NGL and oil production during the drilling, and in particular, the hydraulic fracturing process.  As a result, the demand for our fresh water distribution and produced water handling services is tied to the level of drilling and completion activity of our customers, including Rice Energy, which is currently and will continue to be our primary customer for such services.  More specifically, the demand for our water distribution and produced water handling services could be adversely affected by any reduction in or slowing of Rice Energy’s or other customers’ well completions, any reduction in produced water attributable to completion activity, or to the extent that Rice Energy or other customers complete wells with shorter lateral lengths, which would lessen the volume of fresh water required for completion activity.
Additionally, we depend on Rice Energy to source a portion of the fresh water we distribute. The availability of our and Rice Energy’s water supply may be limited due to reasons including, but not limited to, prolonged drought. Restrictions on the ability to obtain water or changes in wastewater disposal requirements may incentivize water recycling efforts by oil and natural gas producers, which could decrease the demand for our fresh water distribution services.
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
In addition, new or additional regulations or permitting requirements, new interpretations of existing requirements or changes in our operations could also trigger the need for Environmental Assessments or more detailed Environmental Impact Statements under the National Environmental Policy Act and analogous state laws, as well as litigation over the adequacy of those reviews, which could result in increased costs or delays of, or denial of rights to conduct, our development programs. Such potential regulations or litigation could increase our operating costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations. Further, the discharges of oil, natural gas, NGLs and other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties. Please read “Item 1. Business—

Regulation of Environmental and Occupational Safety and Health Matters” for a further description of laws and regulations that affect us.
A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of such assets, which may cause our revenues to decline and our operating expenses to increase.
Our natural gas gathering operations are exempt from regulation by the FERC, under the NGA. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by the FERC as a natural gas company under the NGA. We believe that the natural gas pipelines in our gathering systems meet the traditional tests the FERC has used to determine whether a pipeline is a gathering pipeline not subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by the FERC, the courts, or Congress. If the FERC were to determine that all or some of our gathering facilities and/or services provided by us are not exempt from FERC regulation, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC, which could in turn decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows.
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
Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas, NGL and oil production by our customers, which could reduce the throughput on our gathering and compression systems, the number of wells for which we provide water services, which could and adversely impact our revenues.
All of Rice Energy’s natural gas production is being developed from shale formations. These reservoirs require hydraulic fracturing completion processes to release the liquids and natural gas from the rock so it can flow through casing to the surface. Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand (or other proppant) combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock to release hydrocarbons. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies, but the EPA has asserted regulatory authority pursuant to the SDWA, over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. EPA has moved forward with various regulatory actions, including regulations under the CAA governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; an advanced notice of proposed rulemaking in March 2014 under the Toxic Substances Control Act that would require companies to disclose information regarding the chemicals used in hydraulic fracturing; and proposed rules in April 2015 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the Bureau of Land Management, or the BLM, finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision has not yet been issued.
Along with several other states, Pennsylvania (where we currently operate) has adopted laws and regulations that impose more stringent disclosure and well construction requirements on hydraulic fracturing operations, and local governments may also adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular, or prohibiting such activities. In addition, various studies are underway by the EPA and other federal agencies concerning the potential environmental impacts of hydraulic fracturing activities. At the same time, certain environmental groups have advocated for additional laws to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by members of Congress from time to time to provide for such regulation. We cannot predict whether any such legislation will be enacted and if so, what its provisions would require. Additional levels of regulation and permits potentially required by new laws and regulations at the federal, state or local level could lead to delays, increased operating costs and process prohibitions for Rice Energy or other potential customers that could reduce the volumes of natural gas that move through our gathering systems or reduce the number of wells drilled and completed that require fresh water for hydraulic fracturing systems, which in turn could materially adversely affect our revenues and results of operations.
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
In December 2009, the EPA determined that emissions of GHGs, present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, EPA adopted regulations under existing provisions of the CAA that establish pre-construction and operating permit requirements for GHG emissions from certain large stationary sources. Under these regulations, for example, facilities required to obtain PSD permits because of their potential criteria pollutant emissions must comply with BACT-driven GHG permit limits established by the states or, in some cases, by the EPA, on a case-by-case basis. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities. In December 2015, the EPA finalized rules that added new sources to the scope of the GHG monitoring and reporting rule. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. These changes to EPA’s GHG emissions reporting rule could result in increased compliance costs. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule.
Additionally, while Congress has from time to time considered legislation to reduce emissions of GHGs, the prospect for adoption of significant legislation at the federal level to reduce GHG emissions is perceived to be low at this time.
Nevertheless, the Obama Administration has announced it intends to adopt additional regulations to reduce emissions of GHGs and to encourage greater use of low carbon technologies. In August 2015, the EPA proposed a suite of requirements and draft guidance related to the reduction in methane emissions from certain equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The BLM and the PADEP have also proposed rules related to the control of methane emissions. Compliance with rules to control methane emissions will likely require enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks, and the increased frequency of maintenance and repair activities to address emissions leakage. The rules will also likely require hiring additional personnel to support these activities or the engagement of third party contractors to assist with and verify compliance. These new and proposed rules could result in increased compliance costs on our operations. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that exploration and production operators produce, some of whom are our customers, which could thereby reduce demand for our midstream services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events; if any such effects were to occur, it is uncertain if they would have an adverse effect on our financial condition and operations.
The Endangered Species Act and Migratory Bird Treaty Act govern our operations and additional restrictions may be imposed in the future, which could have an adverse impact on our operations.
The Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”). The U.S. Fish and Wildlife Service and state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands. Some of our operations are located in areas that are designated as habitats for endangered or threatened species or that may attract migratory birds. In addition, the U.S. Fish and Wildlife Service and state agencies regularly review species that are listing candidates, and designations of additional endangered or threatened species, or critical or suitable habitat, under the ESA could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.
We may incur significant costs and liabilities as a result of pipeline integrity management program testing and any related pipeline repair or preventative or remedial measures.
The DOT has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in “high consequence areas.” The regulations require operators to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.
The 2011 Pipeline Safety Act, among other things, increases the maximum civil penalty for pipeline safety violations and directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. Effective October 25, 2013, the PHMSA finalized rules that increased the maximum administrative civil penalties for violations of the pipeline safety laws and regulations that occur after January 3, 2012 to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. Should our operations fail to comply with PHMSA or comparable state regulations, we could be subject to substantial penalties and fines. States also are pursuing regulatory programs intended to safely build pipeline infrastructure. For instance, the Pennsylvania Pipeline Infrastructure Task Force is currently developing policies and guidelines to assist in pipeline development to, among other goals, ensure pipeline safety and integrity during operation of the pipeline.
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
Our operations are subject to all of the hazards inherent in the gathering and compression of natural gas, including:

•	damage to pipelines, compressor stations, related equipment and surrounding properties caused by natural disasters, acts of terrorism and acts of third parties;

•	damage from construction, farm and utility equipment, as well as other subsurface activity (for example, mine subsidence);

•	leaks of natural gas or losses of natural gas as a result of the malfunction of equipment or facilities;

•	fires, ruptures and explosions;

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations; and

•	hazards experienced by other operators that may affect our operations by instigating increased regulations and oversight.
Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

•	injury or loss of life;

•	damage to and destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	regulatory investigations and penalties;

•	suspension of our operations; and

•	repair and remediation costs.
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

•	Rice Energy may choose to shift the focus of its investment and operations to areas not serviced by our assets;

•	actions taken by our general partner may affect the amount of cash available to pay distributions to unitholders or accelerate the right to convert subordinated units;

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

•
our general partner determines the amount and timing of any capital expenditure and the amount of estimated maintenance capital expenditures, which reduces operating surplus. The determination of estimated maintenance capital expenditures can affect the amount of cash from operating surplus that is distributed to our unitholders which, in turn, may affect the ability of the subordinated units owned by GP Holdings to convert;

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
Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates, including Rice Energy, own sufficient units to be able to prevent its removal. Our general partner may not be removed except for cause by vote of the holders of at least 66 2/3% of all outstanding common and subordinated units, including any units owned by our general partner and its affiliates, voting together as a single class. As of December 31, 2015, Rice Energy indirectly owned 41% of our outstanding common and subordinated units. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful misconduct in its capacity as our general partner.

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
GP Holdings may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our incentive distribution rights, without the approval of the conflicts committee of our general partner’s board of directors or the holders of our common units. This could result in lower distributions to holders of our common units.
GP Holdings has the right, as the holder of our incentive distribution rights, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (50%) for the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.
If GP Holdings elects to reset the target distribution levels, it will be entitled to receive a number of common units. The number of common units to be issued to GP Holdings will equal the number of common units that would have entitled GP Holdings to an aggregate quarterly cash distribution in the quarter prior to the reset election equal to the distribution on the incentive distribution rights in the quarter prior to the reset election. We anticipate that GP Holdings would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that GP Holdings or a transferee could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to our general partner in connection with resetting the target distribution levels. GP Holdings may transfer all or a portion of the incentive distribution rights in the future. After any such transfer, the holder or holders of a majority of our incentive distribution rights will be entitled to exercise the right to reset the target distribution levels.
The incentive distribution rights held by Rice Energy may be transferred to a third party without unitholder consent.
GP Holdings may transfer our incentive distribution rights to a third party at any time without the consent of our unitholders. If GP Holdings transfers our incentive distribution rights to a third party but retains its ownership of our general partner interest, it may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of our incentive distribution rights. For example, a transfer of incentive distribution rights by our general partner could reduce the likelihood of GP Holdings selling or contributing additional midstream assets to us, as GP Holdings would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.
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
GP Holdings may sell common units in the public or private markets, which sales could have an adverse impact on the trading price of the common units.
As of February 22, 2016, GP Holdings held 3,623 common units and all 28,753,623 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period. Additionally, we have agreed to provide GP Holdings with certain registration rights, pursuant to which we may be required to register common units they hold under the Securities Act and applicable state securities laws. Pursuant to the registration rights agreement and our partnership agreement, we may be required to undertake a future public or private offering of common units. The sale of these units in public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.
If at any time our general partner and its affiliates (including Rice Energy) own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (i) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (ii) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act. Our general partner and its affiliates (including Rice Energy) own an aggregate of less than 1% of our common and 100% of our subordinated units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), our general partner and its affiliates will own 41% of our common units.
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
The New York Stock Exchange (“NYSE”) does not require a publicly-traded partnership like us to comply with certain of its corporate governance requirements.
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
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. We have requested and obtained a favorable private letter ruling from the Internal Revenue Service to the effect that, based on facts presented in the private letter ruling request, our income from the delivery of water and the collection, treatment, and transport of flowback, produced water, and other fluids constitutes “qualifying income” within the meaning of Section 7704 of the Internal Revenue Code. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
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
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. Specifically, we currently own assets and conduct business in Pennsylvania and Ohio. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to our unitholders.
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Fiscal Year 2017 Budget proposed by the President recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2022. From time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
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
Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to you.
We have not requested a ruling from the IRS with respect to our treatment as a Partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.
Recently enacted legislation applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.
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
Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Allocations and/or distributions to non-U.S. persons will be subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file United States federal tax returns and pay tax on their share of our taxable income. If our unitholders are a tax-exempt entity or a non-U.S. person, they should consult their tax advisor before investing in our common units.
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
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. As of December 31, 2015, Rice Energy indirectly owned 41% of the total interests in our capital and profits. Therefore, a transfer by Rice Energy of all or a portion of its interests in us could, in conjunction with the trading of common units held by the public, result in a termination of our partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.
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
We currently own assets and conduct business in Pennsylvania and Ohio, each of which imposes a personal income tax on individuals. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is our unitholders responsibility to file all United States federal, foreign, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The information required by Item 2 is contained in Item 1. Business.
Item 3. Legal Proceedings
We are party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that all such matters involve amounts which, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. When we determine that a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on its best estimate using information available at the time. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, the matter should otherwise be disclosed.
Environmental Proceedings
In September 2015, we received a Notice of Proposed Assessment from the PADEP of proposed civil penalties related to seven Notices of Violations (“NOVs”) regarding pipeline construction activities and alleged unauthorized discharges. Prior to and since receiving the NOVs, we have cooperated with the PADEP and in all cases remediated the affected areas under the NOVs. We do not expect that any ultimate sanction will have a material impact on our financial results, however, resolution of these matters may result in monetary sanctions of more than $100,000.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common units are listed on the NYSE under the symbol “RMP.” The high and low sales prices reflected on the NYSE per unit for 2015 are summarized below:

	2015			2014
(in U.S. dollars per share)	High	Low	Distributions per Common Unit	High (1)	Low (1)	Distributions per Common Unit (2)
1st Quarter	$17.19	$12.91	$0.0204	$—	$—	$—
2nd Quarter	$18.17	$14.21	$0.1875	$—	$—	$—
3rd Quarter	$17.65	$11.07	$0.1905	$—	$—	$—
4th Quarter	$16.44	$10.63	$0.1935	$18.02	$15.48	$—

(1)
Our common units began trading on the NYSE on December 16, 2014. The daily high and low sales prices per common unit represent the period from December 17, 2014 (the initial listing date of the units) through December 31, 2014.

(2)	No distributions were made to unitholders during the year ended December 31, 2014.
On February 22, 2016, the last sales price of our common units, as reported on the NYSE, was $11.06 per common unit.
On January 22, 2016, the Board of Directors of our general partner declared a cash distribution to our unitholders of $0.1965 per common and subordinated unit for the fourth quarter of 2015. The cash distribution was paid on February 11, 2016, to unitholders of record at the close of business on February 2, 2016.
Holders. The number of unitholders of record of our common units was approximately 44 as of February 22, 2016. The number of registered holders does not include holders that have common units held for them in “street name,” meaning that the common units are held for their accounts by a broker or other nominee. In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying unitholders that have units held in “street name” are not.
We have also issued 28,753,623 subordinated units for which there is no established public trading market. All of the subordinated units are held by GP Holdings. GP Holdings receives quarterly distributions on these units only after sufficient distributions have been paid to the common units.
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

•
Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates (including Rice Energy) for all direct and indirect expenses they incur on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our obligations to reimburse our general partner and its affiliates are governed by our partnership agreement and the Omnibus Agreement. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of cash available to pay distributions to our unitholders.

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
Subordinated Units. Rice Midstream GP Holdings LP (“GP Holdings”) owns all of our subordinated units. The principal difference between our common units and subordinated units is that, for any quarter during the “subordination period,” holders of the subordinated units will not be entitled to receive any distribution from operating surplus until the common units have received the minimum quarterly distribution for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages.
When the subordination period ends, each outstanding subordinated unit will convert into one common unit, which will then participate pro-rata with the other common units in distributions.
Incentive Distribution Rights. All of the incentive distribution rights are held by GP Holdings. Incentive distribution rights represent the right to receive increasing percentages (15%, 25% and 50%) of quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved.

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
Securities Authorized for Issuance under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for information regarding our equity compensation plans as of December 31, 2015.
Issuer Purchases of Equity Securities. We did not repurchase any of our common units in the year ended December 31, 2015.

Item 6. Selected Financial Data
Set forth below is our selected consolidated financial data as of and for the years ended December 31, 2015, 2014 and 2013. The selected historical consolidated financial data set forth below is not intended to replace our consolidated financial statements. The selected consolidated financial data in this report is for periods prior to the acquisition of the Water Assets on November 4, 2015, which was a transaction between entities under common control. As such, our consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of the Water Assets. You should read the following data along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes, each of which is included in this report. We believe that the assumptions underlying the preparation of our consolidated financial statements are reasonable.

	Year Ended December 31,
(in thousands, except unit data)	2015	2014	2013
Statement of operations data:
Total operating revenues	$114,459	$6,448	$498
Total operating expenses	52,423	37,015	5,706
Operating income (loss)	62,036	(30,567)	(5,208)
Net income (loss)	52,495	(31,328)	(9,012)
Net income attributable to RMP	45,199	1,162
Net income attributable to RMP per limited partner unit (basic and diluted) (1)
Common units	$0.76	$0.02
Subordinated units	0.76	0.02
Balance sheet data (at period end):
Cash	$7,597	$26,834
Total property and equipment, net	578,026	323,871
Total assets	689,790	443,091
Total long-term debt	143,000	—
Total partners’ capital/parent net equity	511,834	429,944
Net cash provided by (used in):
Operating activities	$70,006	$(25,021)	$(7,186)
Investing activities	(379,991)	(336,273)	(44,244)
Financing activities	290,748	387,980	51,578
Operating data:
Gathering volumes (MDth/d)
Affiliate	547	345	95
Third-party	100	33	—
Compression volumes (MDth/d)
Affiliate	33	—	—
Third-party	31	—	—
Water services volumes (MMgal)
Affiliate	600	—	—
Third-party	177	—	—
Other financial data (unaudited):
Adjusted EBITDA (2)	$63,780	$(9,541)	$(4,018)

(1)
Net income per limited partner unit is presented only for the periods subsequent to our initial public offering and does not include results attributable to the Water Assets prior to their acquisition as these results are not attributable to limited partners of the Partnership.

(2)	Please read “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures
We define Adjusted EBITDA as net income (loss) before interest expense, income tax benefit, depreciation expense and non-cash equity compensation expense and certain other items management believes affect the comparability of operating results.
Adjusted EBITDA is a non-GAAP supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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
We believe that the presentation of Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. The measure of the accounting principles generally accepted in the United States (“GAAP”) most directly comparable to Adjusted EBITDA is net income and net cash provided by (used in) operating activities. Our non-GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to GAAP net income or net cash provided by (used in) operating activities. Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by (used in) operating activities. You should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measures of net income (loss) and cash used in operating activities.

	Year ended December 31
(in thousands)	2015	2014	2013
Adjusted EBITDA reconciliation to Net income (loss):
Net income (loss)	$52,495	$(31,328)	$(9,012)
Interest expense	3,164	13,571	3,804
Income tax expense (benefit)	5,812	(12,920)	—
Depreciation expense	16,399	4,165	1,190
Acquisition costs	—	1,519	—
Amortization of intangible assets	1,632	1,156	—
Non-cash equity compensation expense	4,501	816	—
Incentive unit expense	1,044	13,480	—
Amortization of deferred financing costs	576	—	—
Other expense	543	—	—
Adjusted EBITDA attributable to Water Assets prior to acquisition (1)	(22,386)	—	—
Adjusted EBITDA	$63,780	$(9,541)	$(4,018)

Reconciliation of Adjusted EBITDA to Cash provided by (used in) operating activities:
Adjusted EBITDA	$63,780	$(9,541)	$(4,018)
Interest expense	(3,164)	(13,571)	(3,804)
Acquisition costs	—	(1,519)	—
Other expense	(543)	—	—
Changes in operating assets and liabilities which (used) provided cash	(12,453)	(390)	636
Adjusted EBITDA attributable to Water Assets prior to acquisition (1)	22,386	—	—
Net cash provided by (used in) operating activities	$70,006	$(25,021)	$(7,186)

(1)
Adjusted EBITDA attributable to the Water Assets prior to their acquisition is excluded from our adjusted EBITDA calculation as these amounts were generated by our general partner prior to the acquisition and are not attributable to our limited partners.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please read “Cautionary Statement Regarding Forward-Looking Statements.” Also, please read the risk factors and other cautionary statements described under the heading “Item 1A.—Risk Factors” included elsewhere in this Annual Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. Additionally, as discussed below, our consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of the Water Assets (defined below), which were acquired on November 4, 2015, as the transaction was accounted for as a combination of entities under common control.
Overview
We are a fee-based, growth-oriented limited partnership formed by Rice Energy (NYSE: RICE) to own, operate, develop and acquire midstream assets in the Appalachian Basin. Our assets consist of natural gas gathering, compression and water services assets servicing high quality producers in the rapidly developing dry gas cores of the Marcellus and Utica Shales. We provide our services under long-term, fee-based contracts, primarily to Rice Energy in its core operating areas. We believe that our strategically located assets, high quality customers and relationship with Rice Energy position us to become a leading midstream energy company in the Appalachian Basin.
We operate in two business segments: (i) gathering and compression and (ii) water services. The gathering and compression segment provides natural gas gathering and compression services for Rice Energy and third parties in the Appalachian Basin. The water services segment is engaged in the provision of water services to support well completion activities and to collect and recycle or dispose of flowback and produced water for Rice Energy and third parties in the Appalachian Basin.
Our Operations
Gas Gathering and Compression
Our gas gathering and compression assets are located within highly-concentrated acreage positions in the dry gas core of the Marcellus Shale and, as of December 31, 2015, consisted of a 3.3 MMDth/d high-pressure dry gas gathering system and associated compression in Washington County, Pennsylvania and a 840 MDth/d high-pressure dry gas gathering system in Greene County, Pennsylvania. The dry gas core of the Marcellus Shale in southwestern Pennsylvania is characterized by a combination of low development cost, consistently high production volumes and access to multiple takeaway pipelines, resulting in what Rice Energy believes to be among the highest rate of return wells.
We contract with Rice Energy and other producers to gather natural gas from wells and well pads located in our dedicated areas and/or near our gathering systems. The natural gas that we gather generally requires no processing or treating prior to delivery into interstate takeaway pipelines, and as of December 31, 2015, required only minimal compression. Over time, we expect to provide associated compression services on our gathering systems to Rice Energy and third parties.
We generate all of our gas gathering and compression revenues pursuant to long-term, fixed-fee contracts with Rice Energy and other leading Appalachian Basin producers. We generate revenue primarily by charging fixed fees for volumes of natural gas that we gather and compress through our systems. Our assets have been sized to accommodate the projected future production growth of Rice Energy and third parties, as well as to allow us to pursue volumes from additional third parties.

The following provides a summary of the key terms of our gas gathering and compression agreements as of December 31, 2015.

	Remaining Term (Years)	Gathering Fee	Compression Fee (1)	Escalation /Adjustment Mechanism (2)	Dedicated Acres
Rice Energy	14	$0.30 / Dth	$0.07 / stage / Dth	Yes	Washington and Greene Counties (3)
Third Parties (4)	10	$0.43 / Dth	varies	Yes	66,000 acres in Washington County

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

(3)
The dedicated area from Rice Energy excludes the first 40.0 MDth/d of Rice Energy’s Marcellus Shale dry gas production from an area roughly encompassing three townships in southwestern Greene County under an existing dedication to a third party in which Rice Energy owned approximately 19,000 gross acres as of December 31, 2015.

(4)
Amounts shown for third parties represent weighted averages based on historical throughput in the case of remaining term, gathering fee and compression fee (based on the year ended December 31, 2015), and in the case of dedications, aggregate acres.

As we do not take ownership of the natural gas we gather and compress, we generally do not have direct exposure to fluctuations in commodity prices and basis differentials. However, we have some indirect exposure to commodity prices and basis differentials in that persistently low realized sales prices by our customers may cause them to delay drilling or shut-in production, which would reduce the volumes of natural gas available for gathering and compression on our systems. Please read “Item 7A.—Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report.
Water Services
On November 4, 2015, we entered into a purchase and sale agreement (“Purchase Agreement”) by and between the Partnership and Rice Energy. Pursuant to the terms of the Purchase Agreement, we acquired from Rice Energy all of the outstanding limited liability company interests of PA Water and OH Water, two wholly-owned indirect subsidiaries of Rice Energy that own and operate Rice Energy’s water services business. The Water Assets provide access to 19.4 MMgal/d of fresh water from the Monongahela River, the Ohio River and other regional water sources in Pennsylvania and Ohio. Rice Energy has also granted us, until December 31, 2025, (i) the exclusive right to develop water treatment facilities in the areas of dedication defined in the Water Services Agreements and (ii) an option to purchase any water treatment facilities acquired by Rice Energy in such areas at Rice Energy’s acquisition cost (the “Option”).
In connection with the closing of the acquisition of the Water Assets on November 4, 2015, we entered into the Water Services Agreements with Rice Energy, whereby we have agreed to provide certain fluid handling services to Rice Energy, including the exclusive right to provide fresh water for well completions operations in the Marcellus and Utica Shales and to collect and recycle or dispose of flowback and produced water for Rice Energy within areas of dedication in defined service areas in Pennsylvania and Ohio. The initial term of the Water Services Agreements is until December 22, 2029 and from month to month thereafter. Under the agreements, Rice Energy will pay us (i) a variable fee, based on volumes of water supplied, for freshwater deliveries by pipeline directly to the well site, subject to annual CPI adjustments and (ii) a produced water hauling fee of actual out-of-pocket cost incurred by us, plus a 2% margin.
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

On November 4, 2015, we entered into the Purchase Agreement with Rice Energy, pursuant to which we acquired the Water Assets and the Option. The acquisition of the Water Assets was accounted for as a combination of entities under common control, and as such, our consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of the Water Assets.
Our Predecessor included certain fresh water distribution assets and operations in Pennsylvania that were distributed to Rice Midstream Holdings concurrently with the closing of our initial public offering. These fresh water distribution assets are part of the Water Assets that were acquired on November 4, 2015, and as such, the historical results related to those operations are included for all periods presented.
Factors That Significantly Affect Comparability of Our Financial Condition and Results of Operations
Our future results of operations may not be comparable to the historical results of operations of our Predecessor presented below for the following reasons:
Revenues. There are differences in the way our Predecessor recorded revenues and the way we record revenues. As our assets have historically been a part of the integrated operations of Rice Energy, our Predecessor generally recognized only the costs and did not record revenue associated with the gathering, compression and water services provided to Rice Energy on an intercompany basis. Accordingly, the revenues in our historical consolidated financial statements for periods prior to December 22, 2014 relate generally only to amounts received from third parties for these services. Following our initial public offering, our revenues are generated by existing third-party gas gathering, compression and water services contracts, the gas gathering and compression agreement with Rice Energy and the water services agreements that we entered into with Rice Energy in connection with the closing of our initial public offering. In connection with the acquisition of the Water Assets, we amended and restated our Water Services Agreements, which altered the fee structure for the Water Assets. For additional information regarding our amended and restated Water Services Agreements, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Operations.”
Midstream Build-out. All of the natural gas gathering, compression and water assets of our Predecessor have been constructed in the last five years. As a result of this build out, the aggregate capacity on our natural gas gathering systems increased to 4.1 MMDth/d as of December 31, 2015 from 3.2 MMDth/d as of December 31, 2014, a 28% increase. Average daily throughput on our natural gas gathering systems increased from 378 MDth/d for the year ended December 31, 2014 to 647 MDth/d for the year ended December 31, 2015, a 71% increase. Similarly, our fresh water distribution capacity increased to 19.4 MMgal/d as of December 31, 2015 from 8.4 MMgal/d as of December 31, 2014, a 131% increase. Cash capital expenditures with respect to our assets for the year ended December 31, 2014 and the year ended December 31, 2015 were

$169.8 million and $248.5 million, respectively, and we expect incurring total capital expenditures of approximately $150.0 million for the year ending December 31, 2016.
Rice Energy’s Development Focus. With its operational focus on development, Rice Energy, our anchor customer, has focused almost exclusively on pad drilling, in which Rice Energy drills multiple wells on a single well pad (and a single receipt point for our gathering systems) as opposed to one or two wells per pad. As such, within our dedicated area, Rice Energy turned 42 horizontal Marcellus wells and one Upper Devonian well into sales in the year ended December 31, 2015 as compared to 81 horizontal Marcellus and Upper Devonian wells over the preceding five years. Furthermore, Rice Energy has continued to increase the average lateral length of wells drilled, resulting in increased initial throughput volumes per receipt point for our gathering systems.
System Acquisition. As described under “—Our Predecessor,” our Predecessor is treated as having acquired two businesses in the first half of 2014. Collectively, the acquired businesses represent approximately 36% of the natural gas volumes on our natural gas gathering systems for the year ended December 31, 2015. Similar to the balance of our assets, the assets and operations acquired were early stage assets, in particular with respect to the Momentum Assets.
General and Administrative Expenses. Our Predecessor’s general and administrative expenses included direct and indirect charges for the management of our assets and certain expenses allocated by Rice Energy for general corporate services, such as treasury, accounting and legal services. These expenses were charged or allocated to our Predecessor based on the nature of the expenses and Rice Energy’s estimate of the expense attributable to our Predecessor’s operations. Under our Omnibus Agreement with Rice Energy, Rice Energy charges us a combination of direct and allocated charges for general and administrative services. We also incur incremental general and administrative expenses attributable to operating as a publicly traded partnership, such as costs associated with: annual and quarterly reporting; tax return and Schedule K-1 preparation and distribution expenses; Sarbanes-Oxley compliance expenses; expenses associated with listing on the NYSE; independent auditor fees; legal fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance expenses; and director compensation.

Financing. There are differences in the way we will finance our operations as compared to the way our Predecessor financed its operations. Historically, our Predecessor’s operations were financed as part of Rice Energy’s integrated operations and our Predecessor did not record any separate costs associated with financing its operations. Additionally, our Predecessor’s largely relied on capital contributions from Rice Energy to satisfy its capital expenditure requirements. For purposes of our Predecessor’s historical financial statements, we have recorded our proportionate share of Rice Energy’s interest based upon Rice Energy’s estimate of the expense attributable to our operations. Based on the terms of our cash distribution policy, we expect that we will distribute most of the cash generated by our operations to our unitholders. As a result, we expect to fund future growth capital expenditures primarily from a combination of borrowings under our revolving credit facility and the issuance of additional equity or debt securities.
How We Evaluate Our Operations
We evaluate our business on the basis of the following key measures:

•	our gathering throughput and fresh water services volumes;

•	our operating expenses; and

•	our Adjusted EBITDA.
Gathering Throughput and Fresh Water Services Volumes
Our management analyzes our performance based on the aggregate amount of throughput volumes on our gathering systems and volumes of fresh water distributed on our fresh water distribution systems. We must connect additional wells or well pads within our dedicated areas in order to maintain or increase volumes on our systems as a whole. Our success in connecting additional wells is impacted by successful drilling and completion activity on the acreage dedicated to our systems, our ability to secure volumes from new wells drilled on non-dedicated acreage, our ability to provide water services to new wells in support of well completion activities, our ability to attract volumes currently serviced by our competitors and our ability to cost-effectively construct new infrastructure to connect new wells.
Operating Expenses
Our management seeks to maximize the profitability of our operations in part by minimizing operating expenses. These expenses are comprised primarily of field operating costs (which include labor and measurement services, among other items), compression, pumping and procurement expense and other operating costs, some of which are independent of the volumes through our systems but fluctuate depending on the scale of our operations during a specific period.
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
For periods subsequent to our initial public offering, no incentive unit, stock compensation, interest or income tax expense has been allocated to us by Rice Energy. However, Rice Energy continues to allocate such expenses to its subsidiaries other than us, including allocating such expenses to PA Water and OH Water prior to our acquisition thereof. As a result, the financial statements include such expenses allocated to the Water Assets by Rice Energy through November 1, 2015, the effective date of our acquisition of the Water Assets. For periods subsequent to the acquisition of the Water Assets, no such expenses are allocated to the Water Assets.
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense, income tax benefit, depreciation expense, non-cash equity compensation expense and certain other items management believes affect the comparability of operating results. Please see “Item 6. Selected Financial Data—Non-GAAP Financial Measures” for more information on Adjusted EBITDA.
Results of Operations
The following table sets forth selected consolidated operating data for the year ended December 31, 2015 compared to the year ended December 31, 2014 and for the year ended December 31, 2014 compared to the year ended December 31, 2013:

	Year Ended December 31,			Year Ended December 31,		Change
	2015	2014	Change	2014	2013
Statement of operations: (in thousands)
Operating revenues:
Affiliate	$93,668	$1,863	$91,805	$1,863	$498	$1,365
Third-party	20,791	4,585	16,206	4,585	—	4,585
Total operating revenues	114,459	6,448	108,011	6,448	498	5,950

Operating expenses:
Operation and maintenance expense	14,910	4,773	10,137	4,773	1,412	3,361
General and administrative expense	17,895	11,922	5,973	11,922	3,104	8,818
Incentive unit expense	1,044	13,480	(12,436)	13,480	—	13,480
Depreciation expense	16,399	4,165	12,234	4,165	1,190	2,975
Acquisition costs	—	1,519	(1,519)	1,519	—	1,519
Amortization of intangible assets	1,632	1,156	476	1,156	—	1,156
Other expense	543	—	543	—	—	—
Total operating expenses	52,423	37,015	15,408	37,015	5,706	31,309

Operating income (loss)	62,036	(30,567)	92,603	(30,567)	(5,208)	(25,359)
Other expense	11	(110)	121	(110)	—	(110)
Interest expense	(3,164)	(13,571)	10,407	(13,571)	(3,804)	(9,767)
Amortization of deferred financing costs	(576)	—	(576)	—	—	—
Income (loss) before income taxes	58,307	(44,248)	102,555	(44,248)	(9,012)	(35,236)
Income tax (expense) benefit	(5,812)	12,920	(18,732)	12,920	—	12,920
Net income (loss)	$52,495	$(31,328)	$83,823	$(31,328)	$(9,012)	$(22,316)
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Operating revenues. Operating revenues increased from $6.4 million for the year ended December 31, 2014 to $114.5 million for the year ended December 31, 2015, an increase of $108.0 million. The increase year-over-year primarily relates to affiliate gathering revenues associated with our gathering agreement with Rice Energy and affiliate water service revenues associated with our water services agreements with Rice Energy, which were not in place prior to December 22, 2014. Additionally, the increase relates to gathering revenues associated with our existing third-party contracts acquired as part of the

April 2014 acquisition of certain gas gathering assets in Washington and Greene Counties, Pennsylvania (the “Momentum Acquisition”).
Operation and maintenance expense. Total operation and maintenance expense increased from $4.8 million for the year ended December 31, 2014 to $14.9 million for the year ended December 31, 2015, an increase of $10.1 million. The increase was primarily due to an increase in contract labor expenses, additional leases on compression equipment and utility expenses.
General and administrative expense. General and administrative expense increased from $11.9 million for the year ended December 31, 2014 to $17.9 million for the year ended December 31, 2015, an increase of $6.0 million. The increase year-over-year was primarily related to costs associated with Rice Energy personnel that provide us support pursuant to our Omnibus Agreement. Included in general and administrative expense is equity compensation expense of $4.5 million and $0.8 million for the years ended December 31, 2015 and December 31, 2014, respectively.
Incentive unit expense. Incentive unit expense for the year ended December 31, 2014 was $13.5 million. These costs were allocated to us and to the Water Assets based on our estimate of the expense attributable to our operations. The payment obligation as it relates to the incentive units is with Rice Energy Irrevocable Trust and NGP Rice Holdings LLC (“NGP Holdings”) and will not be borne by Rice Energy or by us. Incentive unit expense for the year ended December 31, 2015 of $1.0 million was allocated to the Water Assets by Rice Energy prior to their acquisition.
Depreciation expense. Depreciation expense increased from $4.2 million for the year ended December 31, 2014 to $16.4 million for the year ended December 31, 2015, an increase of $12.2 million. The increase year-over-year was primarily due to additional assets placed into service in 2015, including assets related to the water services segment.
Acquisition costs. Acquisition costs for the year ended December 31, 2014 were $1.5 million. These costs were incurred in connection with the Momentum Acquisition.
Amortization of intangible assets. Amortization of intangible assets increased from $1.2 million for the year ended December 31, 2014 to $1.6 million for the year ended December 31, 2015. Intangible assets were acquired in connection with the Momentum Acquisition and are amortized over 30 years.
Interest expense. Interest expense decreased from $13.6 million for the year ended December 31, 2014 to $3.2 million for the year ended December 31, 2015, a decrease of $10.4 million. Interest expense for the year ended December 31, 2014 was charged by Rice Energy to us. For the year ended December 31, 2015, we incurred interest expense of $2.4 million in connection with our revolving credit facility and the Water Assets were allocated $0.8 million of interest expense from Rice Energy.
Income tax (expense) benefit. The $12.9 million income tax benefit for the year ended December 31, 2014 was a result of the initial public offering and reorganization of Rice Energy as a corporation subject to U.S. federal income tax. The $5.8 million income tax expense for the year ended December 31, 2015 was allocated to the Water Assets prior to their acquisition. Following our initial public offering, we are not subject to U.S. federal income tax and certain state income taxes due to our status as a partnership.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Operating revenues. Revenues from gathering and compression of natural gas increased from $0.5 million for the year ended December 31, 2013 to $6.4 million for the year ended December 31, 2014, an increase of $5.9 million. The increase year-over-year was due to revenues associated with third-party contracts acquired as part of the Momentum Acquisition and the revenues associated with our contract with Rice Energy from December 22, 2014 through the end of the year.
Operation and maintenance expense. Total operation and maintenance expense increased from $1.4 million for the year ended December 31, 2013 to $4.8 million for the year ended December 31, 2014, an increase of $3.4 million. The increase year-over-year was primarily due to our acquisitions of the Alpha Assets and the Momentum Assets and increased expenses associated with our operations including leases for compression equipment, contract labor and permitting.
General and administrative expense. General and administrative expense increased from $3.1 million for the year ended December 31, 2013 to $11.9 million for the year ended December 31, 2014, an increase of $8.8 million. The increase year-over-year was primarily a result of additional employees and associated indirect costs incurred to operate the Partnership. Included in general and administrative expense is equity compensation expense of $0.8 million for the year ended December 31, 2014.
Incentive unit expense. Incentive unit expense for the year ended December 31, 2014 was $13.5 million. This expense was triggered by Rice Energy’s initial public offering in January 2014 and as such was not applicable for years prior thereto.

These costs have been allocated to us based on our estimate of the expense attributable to our operations. The payment obligation as it relates to the incentive units is with Rice Energy Irrevocable Trust and NGP Holdings and will not be borne by Rice Energy or by us.
Depreciation expense. Depreciation expense increased from $1.2 million for the year ended December 31, 2013 to $4.2 million for the year ended December 31, 2014, an increase of $3.0 million. The increase year-over-year was primarily due to additional assets placed into service in 2014.
Acquisition costs. Acquisition costs for the year ended December 31, 2014 were $1.5 million. These costs were incurred in connection with the Momentum Acquisition.
Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2014 was $1.2 million. Intangible assets were acquired in connection with the Momentum Acquisition and are amortized over 30 years.
Interest expense. Interest expense increased from $3.8 million for the year ended December 31, 2013 to $13.6 million for the year ended December 31, 2014, an increase of $9.8 million. The increase was primarily due to additional financing necessary by Rice Energy to us to allow for the continued development of our assets.
Income tax benefit. The $12.9 million income tax benefit for the year ended December 31, 2014 was a result of the initial public offering and reorganization of Rice Energy as a corporation subject to U.S. federal income tax. Following our initial public offering, we are not subject to U.S. federal income tax and certain state income taxes due to our status as a partnership.
Business Segment Results of Operations
We operate in two business segments: (i) gathering and compression and (ii) water services. The gathering and compression segment provides natural gas gathering and compression services for Rice Energy and third parties in the Appalachian Basin. The water services segment is engaged in the provision of water services to support well completion activities and to collect and recycle or dispose of flowback and produced water for Rice Energy and third parties in the Appalachian Basin.
We evaluate our business segments based on their contribution to our consolidated results based on operating income. Please see “Item 8. Financial Statements—Notes to Consolidated Financial Statements—10. Financial Information by Business Segment” for a reconciliation of each segment’s operating income to our consolidated operating income.

The following table sets forth selected consolidated operating data for the year ended December 31, 2015 compared to the year ended December 31, 2014 and for the year ended December 31, 2014 compared to the year ended December 31, 2013:
Gathering and Compression Segment

	Year Ended December 31,			Year Ended December 31,		Change
	2015	2014	Change	2014	2013
Operating data:
Gathering volumes: (in MDth/d)
Affiliate	547	345	202	345	95	250
Third-party	100	33	67	33	—	33
Total gathering volumes	647	378	269	378	95	283

Compression volumes: (in MDth/d)
Affiliate	33	—	33	—	—	—
Third-party	31	—	31	—	—	—
Total compression volumes	64	—	64	—	—	—

Statement of income data: (in thousands)
Gathering revenues:
Affiliate	59,734	1,863	57,871	1,863	498	1,365
Third-party	15,980	4,585	11,395	4,585	—	4,585
Total gathering revenues	75,714	6,448	69,266	6,448	498	5,950

Compression revenues:
Affiliate	1,445	—	1,445	—	—	—
Third-party	52	—	52	—	—	—
Total compression revenues	1,497	—	1,497	—	—	—
Total operating revenues	77,211	6,448	70,763	6,448	498	5,950

Operating expenses:
Operation and maintenance expense	6,006	3,956	2,050	3,956	1,251	2,705
General and administrative expense	13,886	10,598	3,288	10,598	2,677	7,921
Incentive unit expense	—	11,974	(11,974)	11,974	—	11,974
Depreciation expense	6,310	2,856	3,454	2,856	587	2,269
Acquisition costs	—	1,519	(1,519)	1,519	—	1,519
Amortization of intangible assets	1,632	1,156	476	1,156	—	1,156
Other expense	492	—	492	—	—	—
Total operating expenses	28,326	32,059	(3,733)	32,059	4,515	27,544

Operating income (loss)	$48,885	$(25,611)	$74,496	$(25,611)	$(4,017)	$(21,594)
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Gathering volumes. Gathering volumes increased from 378 MDth/d for the year ended December 31, 2014 to 647 MDth/d for the year ended December 31, 2015, an increase of 269 MDth/d. The increase was comprised of an increase in affiliate volumes of 202 MDth/d and third-party volumes of 67 MDth/d. The increase in affiliate gathering volumes was primarily attributable to the continued build-out of our gathering systems. The third-party volume increase was attributable to the Momentum Acquisition.
Operating revenues. Revenues from gathering and compression of natural gas increased from $6.4 million for the year ended December 31, 2014 to $77.2 million for the year ended December 31, 2015, an increase of $70.8 million. The increase year-over-year primarily relates to affiliate gathering revenues associated with our gathering agreement with Rice Energy, which was not in place prior to December 2014, and an increase in gathering revenues associated with our existing third-party contracts acquired in the Momentum Acquisition.
Operation and maintenance expense. Total operation and maintenance expense increased from $4.0 million for the year ended December 31, 2014 to $6.0 million for the year ended December 31, 2015, an increase of $2.1 million. The increase year-over-year was primarily due to increased expenses associated with the ongoing operation of the gathering assets including contract labor expenses and leases for compression equipment.
General and administrative expense. General and administrative expense increased from $10.6 million for the year ended December 31, 2014 to $13.9 million for the year ended December 31, 2015, an increase of $3.3 million. The increase year-over-year was primarily related to costs associated with Rice Energy personnel that provide us support pursuant to our Omnibus Agreement. Included in general and administrative expense is equity compensation expense of $3.9 million and $0.7 million for the years ended December 31, 2015 and December 31, 2014, respectively.
Incentive unit expense. Incentive unit expense for the year ended December 31, 2014 was $12.0 million. This expense was triggered by Rice Energy’s initial public offering in January 2014. These costs have been allocated to the gathering and compression segment based on our estimate of the expense attributable to our operations. The payment obligation as it relates to the incentive units is with Rice Energy Irrevocable Trust and NGP Holdings and will not be borne by Rice Energy or by us.
Depreciation expense. Depreciation expense increased from $2.9 million for the year ended December 31, 2014 to $6.3 million for the year ended December 31, 2015, an increase of $3.5 million. The increase year-over-year was primarily due to additional assets placed into service in 2015.
Acquisition costs. Acquisition costs for the year ended December 31, 2014 were $1.5 million. These costs were incurred in connection with the Momentum Acquisition.
Amortization of intangible assets. Amortization of intangible assets increased from $1.2 million for the year ended December 31, 2014 to $1.6 million for the year ended December 31, 2015. Intangible assets were acquired in connection with the Momentum Acquisition and are amortized over 30 years.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Gathering volumes. Gathering volumes increased from 95 MDth/d for the year ended December 31, 2013 to 378 MDth/d for the year ended December 31, 2014, an increase of 283 MDth/d. The increase was comprised of an increase in affiliate volumes of 250 MDth/d and the addition of third-party volumes of 33 MDth/d. The increase in affiliate gathering volumes was attributable to the continued build-out of our gathering systems and the acquisition of the Alpha Assets, which represented 131 MDth/d and 119 MDth/d, respectively, of the increase in affiliate volumes. The third-party volume increase was attributable to the Momentum Acquisition.
Operating revenues. Revenues from gathering and compression of natural gas increased from $0.5 million for the year ended December 31, 2013 to $6.4 million for the year ended December 31, 2013, an increase of $6.0 million. The increase year-over-year was due to revenues associated with third-party contracts acquired as part of the Momentum Acquisition and the revenues associated with our contract with Rice Energy from December 22, 2014 through the end of the year.
Operation and maintenance expense. Total operation and maintenance expenses increased from $1.3 million for the year ended December 31, 2013 to $4.0 million for the year ended December 31, 2014, an increase of $2.7 million. The increase year-over-year was primarily due to our acquisitions of the Alpha Assets and the Momentum Assets and increased expenses associated with the ongoing operation of the gathering assets including leases for compression equipment, contract labor and permitting.
General and administrative expense. General and administrative expense increased from $2.7 million for the year ended December 31, 2013 to $10.6 million for the year ended December 31, 2014, an increase of $7.9 million. The increase year-over-year was primarily a result of increases in the allocation of costs from Rice Energy associated with additional employees and associated indirect costs incurred related to the gathering and compression segment. Included in general and administrative expense is equity compensation expense of $0.7 million for the year ended December 31, 2014.
Incentive unit expense. Incentive unit expense for the year ended December 31, 2014 was $12.0 million. This expense was triggered by Rice Energy’s initial public offering in January 2014 and as such was not applicable for years prior thereto. These costs have been allocated to the gathering and compression segment based on our estimate of the expense attributable to our operations. The payment obligation as it relates to the incentive units is with Rice Energy Irrevocable Trust and NGP Holdings and will not be borne by Rice Energy or by us.
Depreciation expense. Depreciation expense increased from $0.6 million for the year ended December 31, 2013 to $2.9 million for the year ended December 31, 2014, an increase of $2.3 million. The increase year-over-year was primarily due to additional assets placed into service in 2014.

Acquisition costs. Acquisition costs for the year ended December 31, 2014 were $1.5 million. These costs were incurred in connection with the Momentum Acquisition.
Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2014 was $1.2 million. Intangible assets were acquired in connection with the Momentum Acquisition and are amortized over 30 years.
Water Services Segment

	Year Ended December 31,			Year Ended December 31,		Change
	2015	2014	Change	2014	2013
Water services volumes: (in MMgal)
Affiliate	600	—	600	—	—	—
Third-party	177	—	177	—	—	—
Total water services volumes	777	—	777	—	—	—

Operating revenues:
Affiliate	$32,488	$—	$32,488	$—	$—	$—
Third-party	4,760	—	4,760	—	—	—
Total operating revenues	37,248	—	37,248	—	—	—

Operating expenses:
Operation and maintenance expense	$8,904	$817	$8,087	$817	$161	$656
General and administrative expense	4,009	1,324	2,685	1,324	427	897
Incentive unit expense	1,044	1,506	(462)	1,506	—	1,506
Depreciation expense	10,089	1,309	8,780	1,309	603	706
Other expense	51	—	51	—	—	—
Total operating expenses	24,097	4,956	19,141	4,956	1,191	3,765

Operating income (loss)	$13,151	$(4,956)	$18,107	$(4,956)	$(1,191)	$(3,765)
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Operating revenues. The $37.2 million increase in operating revenues year-over-year primarily relates to affiliate water service revenues associated with our Water Service Agreements with Rice Energy, which were not in place prior to December 22, 2014.
Operation and maintenance expense. Total operation and maintenance expense increased from $0.8 million for the year ended December 31, 2014 to $8.9 million for the year ended December 31, 2015, an increase of $8.1 million. The increase year-over-year was primarily due to increased expenses associated with the operations of the water services segment including contract labor and utility expenses.
General and administrative expense. General and administrative expense increased from $1.3 million for the year ended December 31, 2014 to $4.0 million for the year ended December 31, 2015, an increase of $2.7 million. The increase year-over-year was primarily a result of increases in the allocation of costs from Rice Energy associated with additional employees and associated indirect costs incurred to operate the water assets. Included in general and administrative expense is equity compensation expense of $0.6 million and $0.1 million for the years ended December 31, 2015 and December 31, 2014, respectively.
Incentive unit expense. Incentive unit expense for the year ended December 31, 2014 was $1.5 million. This expense was triggered by Rice Energy’s initial public offering in January 2014. These costs have been allocated to the water services segment based on Rice Energy’s estimate of the expense attributable to their operations. The payment obligation as it relates to the incentive units is with Rice Energy Irrevocable Trust and NGP Holdings and will not be borne by Rice Energy or by us. Incentive unit expense for the year ended December 31, 2015 of $1.0 million was allocated to the water services segment by Rice Energy prior to the acquisition of the Water Assets.
Depreciation expense. Depreciation expense increased from $1.3 million for the year ended December 31, 2014 to $10.1 million for the year ended December 31, 2015, an increase of $8.8 million. The increase year-over-year was primarily due to additional assets placed into service in 2015.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Operating revenues. The Water Assets have historically been a part of the integrated operations of Rice Energy, and as such, no contractual agreement was in place related to the water services provided to Rice Energy in historical periods prior to December 22, 2014. Additionally, no third-party contracts were in place for the periods presented related to the Water Assets. As no water services were provided to Rice Energy from December 22, 2014 to December 31, 2014, no revenues were recorded for the years ended December 31, 2014 and 2013.
Operation and maintenance expense. Total operation and maintenance expense increased from $0.2 million for the year ended December 31, 2013 to $0.8 million for the year ended December 31, 2014, an increase of $0.6 million. The increase year-over-year was primarily due to increased expenses associated with their operations including contract labor and permitting.
General and administrative expense. General and administrative expense increased from $0.4 million for the year ended December 31, 2013 to $1.3 million for the year ended December 31, 2014, an increase of $0.9 million. The increase year-over-year was primarily a result of increases in the allocation of costs from Rice Energy associated with additional employees and associated indirect costs incurred to operate the water assets. Included in general and administrative expense is equity compensation expense of $0.1 million for the year ended December 31, 2014.
Incentive unit expense. Incentive unit expense for the year ended December 31, 2014 was $1.5 million. This expense was triggered by Rice Energy’s initial public offering in January 2014 and as such was not applicable for years prior thereto. These costs have been allocated to the water services segment based on Rice Energy’s estimate of the expense attributable to their operations. The payment obligation as it relates to the incentive units is with Rice Energy Irrevocable Trust and NGP Holdings and will not be borne by Rice Energy or by us.
Depreciation expense. Depreciation expense increased from $0.6 million for the year ended December 31, 2013 to $1.3 million for the year ended December 31, 2014, an increase of $0.7 million. The increase year-over-year was primarily due to additional assets placed into service in 2014.
Capital Resources and Liquidity
Sources and Uses of Cash
Historically, our sources of liquidity included funding from Rice Energy and cash generated from operations. Prior to our initial public offering, we historically participated in Rice Energy’s centralized cash management program, whereby excess cash from most of its subsidiaries was maintained in a centralized account. Following the closing of our initial public offering, we maintain our own bank accounts and sources of liquidity and utilize Rice Energy’s cash management system and expertise. The Water Assets have also historically participated in Rice Energy’s centralized cash management program prior to their acquisition.
On November 4, 2015, we entered into the Purchase Agreement by and between us and Rice Energy, pursuant to which we acquired the Water Assets and the Option. In consideration for the acquisition of the Water Assets and the Option, we paid Rice Energy $200.0 million in cash plus an additional amount, if certain of the conveyed systems’ capacities increase by 5.0 MMgal/d on or prior to December 31, 2017, equal to $25.0 million less the capital expenditures expended by the Partnership to achieve such increase, in accordance with the terms of the Purchase Agreement. On November 10, 2015, we completed the private placement of 13,409,961 common units for gross proceeds of approximately $175.0 million (the “Private Placement”). After deducting underwriting discounts and commissions of $3.1 million, we received net proceeds of $171.9 million. The Private Placement closed on November 10, 2015. We used the net proceeds to repay a portion of the borrowings under our revolving credit facility.
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

The Board of Directors of our general partner declared the following cash distributions to our unitholders for the periods presented.

Quarters Ended	Total Quarterly Distribution per Unit	Date of Distribution
December 31, 2014 (1)	$0.0204	February 20, 2015
March 31, 2015	0.1875	May 14, 2015
June 30, 2015	0.1905	August 13, 2015
September 30, 2015	0.1935	November 12, 2015
December 31, 2015	0.1965	February 11, 2016

(1)
The Partnership cash distribution related to the fourth quarter of 2014 was prorated for the 10-day period subsequent to the closing of the Partnership’s initial public offering on December 22, 2014 (“IPO”).

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
Cash Flow Provided by Operating Activities
Net cash used in operating activities was $25.0 million for the year ended December 31, 2014 and net cash provided by operating activities was $70.0 million for the year ended December 31, 2015. The increase in cash flow from operations year-over-year was primarily the result of cash flow generated from our gathering, compression and water service contracts with Rice Energy and third parties in 2015 with no comparable cash flow in 2014. Net cash used in operating activities was $7.2 million for the year ended December 31, 2013 and $25.0 million for the year ended December 31, 2014. The decrease in cash flow from operations year-over-year was primarily the result of increased operating activities.
Cash Flow Used in Investing Activities
Prior to our initial public offering, our gathering and compression capital expenditures were funded by Rice Energy, and prior to the acquisition of the Water Assets, capital expenditures associated with the Water Assets were funded by Rice Energy.
During the year ended December 31, 2015, we used cash flows in investing activities totaling $380.0 million to fund capital expenditures for the development of our gathering systems and acquisition of the Water Assets. During the year ended December 31, 2014, we used cash flows in investing activities totaling $336.3 million primarily to fund the Momentum Acquisition and capital expenditures for our gathering, compression and water systems. During the year ended December 31, 2013, we used cash flows in investing activities totaling $44.2 million to fund capital expenditures for gathering systems.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2015 of $290.7 million was primarily the result of net proceeds from the Private Placement, net borrowings under our revolving credit facility and contributions from Rice Energy related to the Water Assets prior to their acquisition, which was offset by the excess of purchase price of the Water Assets from Rice Energy and distributions to our limited partners. Net cash provided by financing activities for the year ended December 31, 2014 of $388.0 million was primarily the result our initial public offering and contributions from Rice Energy, offset by the distribution to Rice Energy in connection with our initial public offering. Prior to our initial public offering and our acquisition of the Water Assets, certain advances from affiliates were viewed as financing transactions as we would have otherwise obtained alternative financing to fund these transactions. Net cash provided by financing activities for the years ended December 31, 2013 of $51.6 million was the result of contributions by Rice Energy.
Capital Requirements
The midstream business is capital intensive, requiring significant investment for the maintenance of existing assets and the development of new systems and facilities. We categorize our capital expenditures as either:

•
Expansion capital expenditures: Expansion capital expenditures are cash expenditures to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase system capacity from current levels, including well connections that increase existing volumes. Examples of expansion capital expenditures include the construction, development or acquisition of additional gas gathering and water pipelines, compressor stations, pumping stations and impoundment facilities, in each case to the extent such capital expenditures are expected to expand our capacity or our operating income. In the future, if we make acquisitions that increase system throughput or capacity or our operating income, the associated capital expenditures may also be considered expansion capital expenditures.

•
Maintenance capital expenditures: Maintenance capital expenditures are cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, our capacity or revenue. Examples of maintenance capital expenditures are expenditures to repair, refurbish and replace pipelines, to connect new wells and water sources, to maintain gathering, compression and impoundment facilities, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations.

For the year ending December 31, 2016, we plan to invest $150.0 million, of which $11.0 million represent estimated maintenance capital expenditures and $139.0 million represent estimated expansion capital expenditures. Estimated maintenance capital expenditures for the year ending December 31, 2016 reflect management’s judgment of the amount of capital that will be needed annually to maintain, over the long term, the operating capacity and operating income of our assets. The types of maintenance capital expenditures that we expect to incur include expenditures to connect additional wells to maintain current volumes and expenditures to replace system components and equipment that have suffered significant wear and tear, become obsolete or approached the end of their useful lives. Our natural gas gathering and water distribution systems have been recently constructed, and as a result we anticipate that they will require minimal levels of capital expenditure to repair wear and tear and sustain their current level of operation. The expansion capital expenditures estimated to be spent during the year ending December 31, 2016 are related to projects that will increase our long-term operating capacity and operating income and position us to capitalize on the growth opportunities we anticipate impacting our dedicated areas in the near-term.
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
Debt Agreements and Contractual Obligations
Revolving Credit Facility
We, as guarantor, and Rice Midstream OpCo LLC (“Rice Midstream OpCo”), as borrower, entered into a revolving credit facility in connection with the closing of our initial public offering. Our revolving credit facility provides for lender commitments of $450.0 million, with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The credit facility provides for a letter of credit sublimit of $50.0 million. As of December 31, 2015, Rice Midstream OpCo had $143.0 million of borrowings outstanding and no letters of credit under this facility. The average daily outstanding balance of the credit facility was approximately $46.9 million and interest was incurred on the facility at a weighted average annual interest rate of 2.0% during 2015. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The credit facility matures on December 22, 2019.

On January 13, 2016, we entered into a First Amendment (the “First Amendment”) to the revolving credit facility which modified the definition of “Acquisition Period” (as defined in the revolving credit facility) to allow Rice Midstream OpCo to elect in its sole discretion to commence an Acquisition Period when a material acquisition has been consummated. Prior to giving effect to the First Amendment, an Acquisition Period would commence automatically upon consummation of a material acquisition.
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

•	if we elect to issue senior unsecured notes, a consolidated senior secured leverage ratio, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.50 to 1.0.
We were in compliance with such covenants and ratios effective as of December 31, 2015.
Contractual Obligations. A summary of our contractual obligations as of December 31, 2015 is provided in the following table.

	Payments due by period For the Year Ending December 31,
(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Revolving credit facility	$—	$—	$—	$143,000	$—	$—	$143,000
Operating lease obligations	1,597	907	907	907	342	685	5,345
Total	$1,597	$907	$907	$143,907	$342	$685	$148,345

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
Property and Equipment
Property and equipment primarily consists of gathering and water pipelines and impoundment facilities and is stated at the lower of historical cost less accumulated depreciation, or fair value, if impaired. We capitalize construction-related direct labor and material costs. Maintenance and repair costs are expensed as incurred.
Depreciation is computed over the asset’s estimated useful life using the straight-line method, based on estimated useful lives and salvage values of assets. Gathering pipelines and compressor stations are depreciated over a useful life of 60 years and water assets are depreciated over a useful life of 10 to 15 years. Uncertainties that may impact these estimates include, among others, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions and supply and demand in the area. When assets are placed into service, management makes estimates with respect to useful lives and salvage values that management believes are reasonable. However, subsequent events could cause a change in estimates, thereby impacting future depreciation amounts.
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
Incentive Unit and Equity Compensation Expenses
Similar to general and administrative expenses, for periods prior to our initial public offering, our Predecessor was allocated its proportionate share of certain incentive unit and stock compensation expenses recognized by Rice Energy based on Rice Energy’s estimate of the expense attributable to our Predecessor’s operations. For periods subsequent to our initial public offering, no incentive unit and stock compensation expense has been allocated to us by Rice Energy. However, incentive unit expense and equity compensation expense includes amounts allocated to the Water Assets from Rice Energy for periods subsequent to our initial public offering.

Goodwill
Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. We evaluate goodwill for impairment at least annually during the fourth quarter, or whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may first consider qualitative factors to assess whether there are indicators that it is more likely than not that the fair value of a reporting unit may not exceed its carrying amount. To the extent that such indicators exist, we would complete the two-step goodwill impairment test. We may also perform the two-step goodwill impairment test at our discretion without performing the qualitative assessment. The first step compares the fair value of a reporting unit to its carrying value. If the carrying amount of a reporting unit exceeds its fair value, the second step is required which compares the implied fair value of the goodwill of a reporting unit to its carrying value. If the carrying value of the goodwill of a reporting unit exceeds its implied fair value, the difference is recognized as an impairment charge.
We identify our operations within two reporting units: (i) Gathering and Compression and (ii) Water Services (which had not been ascribed goodwill as of December 31, 2015 and 2014). In estimating the fair value of our Gathering and Compression reporting unit as part of step one of the annual goodwill impairment test, we used the income approach and the market approach. We employed the discounted cash flow method within the income approach which uses significant inputs not observable in the public market (Level 3). For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at a risk-adjusted rate of 11.0%. The income approach includes our estimates and assumptions related to future throughput volumes, operating costs, capital spending and changes in working capital. We employed the guideline public company method within the market approach which considers market multiples derived from market prices of publicly traded stocks of companies engaged in similar lines of business. Estimating the fair value requires considerable judgment and determining fair value is sensitive to changes in assumptions impacting management’s estimates of the future financial results. Although we believe the estimates and assumptions used in estimating the fair value are reasonable and appropriate, different assumptions and estimates could materially impact the calculated fair value. Additionally, actual future results could differ from our current estimates and assumptions. No impairments for goodwill have been recorded for the year ended December 31, 2015. Additionally, as the fair value exceeded the carrying value by approximately 126% based on the annual goodwill impairment test at, we believe goodwill is not at risk for impairment.
Acquisitions
In accordance with accounting guidance for business combinations between entities under common control, we record assets and liabilities of the acquired entity at their carrying amounts on the date of acquisition. The difference between the carrying amount and the consideration paid is recorded in equity as a capital transaction. Additionally, the financial statements are retrospectively recast for all periods presented as if the assets and liabilities were owned for all periods presented. For additional information on our acquisitions, please read Note 2 to our consolidated financial statements.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. ASU 2014-09 explains that the core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and defines a five step process to achieve this core principle. The five step process is to (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the entity satisfies a performance obligation. More judgement and estimates may be required within the new revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year. ASU 2014-09 will now be effective for annual reporting periods beginning after December 15, 2017 and should be applied retrospectively using either a full retrospective approach reflecting the application of the standard in each prior reporting period or a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption. Early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. We have not yet selected a transition method and are currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.
In February 2015, the FASB issued ASU, 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. We will adopt ASU 2015-02 in the first quarter of 2016 and do not anticipate adoption of the standard to impact prior conclusions as to whether or not our subsidiaries are consolidated in the consolidated financial statements.
In April 2015, the FASB issued ASU, 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplification of Debt Issuance Costs.” ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 is effective for periods beginning after December 15, 2015 with early adoption permitted. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We will adopt ASU 2015-15 in the first quarter of 2016 and present debt issuance costs associated with our revolving credit facility as an asset named deferred financing costs, net in our consolidated balance sheets. Additionally, we will utilize the guidance in ASU 2015-03 for the presentation of debt issuance costs that are the result of an issuance of future debt.
In April 2015, the FASB issued ASU, 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” ASU 2015-6 was issued to clarify the process for updating historical earnings per unit disclosures under the two-class method when a drop-down transaction occurs between entities under common control. ASU 2015-06 is effective for periods beginning after December 15, 2015. The guidance should be applied retrospectively and early adoption is permitted. We have adopted this guidance in the current period and the effects are presented in the consolidated financial statements.
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
Interest Rate Risk
As of December 31, 2015, Rice Midstream OpCo had $143.0 million borrowings and no letters of credit outstanding under the revolving credit facility. Under the revolving credit facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect.
Our primary interest rate risk exposure results from our revolving credit facility, which has a floating interest rate. The average annual interest rate incurred on our revolving credit facility during the year ended December 31, 2015 was approximately 2.0%. A 1.0% increase in each of the applicable average interest rates during the year ended December 31, 2015 would have resulted in a $0.5 million estimated increase in interest expense for that period.
As of December 31, 2015, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors of Rice Midstream Management LLC and Unitholders of
Rice Midstream Partners LP

We have audited the accompanying consolidated balance sheets of Rice Midstream Partners LP as of December 31, 2015 and 2014, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rice Midstream Partners LP at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 25, 2016

Rice Midstream Partners LP
Consolidated Balance Sheets (1)

	December 31,
(in thousands)	2015	2014
Assets
Current assets:
Cash	$7,597	$26,834
Accounts receivable	9,926	297
Accounts receivable - affiliate	6,438	2,049
Prepaid expenses, deposits and other	192	233
Total current assets	24,153	29,413

Property and equipment, net	578,026	323,871
Deferred financing costs, net	2,310	2,874
Goodwill	39,142	39,142
Intangible assets, net	46,159	47,791
Total assets	$689,790	$443,091

Liabilities and partners’ capital
Current liabilities:
Accounts payable	13,484	109
Accrued capital expenditures	15,277	7,502
Payable to affiliate	—	156
Other accrued liabilities	3,067	1,577
Total current liabilities	31,828	9,344

Long-term liabilities:
Long-term debt	143,000	—
Deferred tax liability	—	1,903
Other long-term liabilities	3,128	1,900
Total liabilities	177,956	13,147

Partners’ capital:
Parent net equity	—	36,594
Common units (42,163,749 and 28,753,623 issued and outstanding at December 31, 2015 and December 31, 2014, respectively)	624,557	442,451
Subordinated units (28,753,623 issued and outstanding at December 31, 2015 and December 31, 2014)	(112,723)	(49,101)
Total partners’ capital	511,834	429,944
Total liabilities and partners’ capital	$689,790	$443,091

(1)	Financial statements for 2014 have been retrospectively recast to reflect the acquisition of the Water Assets. See Note 2 for additional information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Midstream Partners LP
Consolidated Statements of Operations (1)

	Year Ended December 31,
(in thousands, except unit data)	2015	2014	2013
Operating revenues:
Affiliate	$93,668	$1,863	$498
Third-party	20,791	4,585	—
Total operating revenues	114,459	6,448	498

Operating expenses:
Operation and maintenance expense	14,910	4,773	1,412
General and administrative expense (2)	17,895	11,922	3,104
Incentive unit expense (3)	1,044	13,480	—
Depreciation expense	16,399	4,165	1,190
Acquisition costs	—	1,519	—
Amortization of intangible assets	1,632	1,156	—
Other expense	543	—	—
Total operating expenses	52,423	37,015	5,706

Operating income (loss)	62,036	(30,567)	(5,208)
Other income (expense)	11	(110)	—
Interest expense (4)	(3,164)	(13,571)	(3,804)
Amortization of deferred finance costs	(576)	—	—
Income (loss) before income taxes	58,307	(44,248)	(9,012)
Income tax (expense) benefit	(5,812)	12,920	—
Net income (loss)	$52,495	$(31,328)	$(9,012)

Calculation of limited partner interest in net income:
Net income (loss)	$52,495	$(31,328)
Less: Pre-IPO net loss allocated to parent	—	(27,787)
Less: Pre-acquisition net income (loss) allocated to general partner	7,296	(4,703)
Limited partner net income	$45,199	$1,162

Net income per limited partner unit (basic and diluted)(5):
Common units	$0.76	$0.02
Subordinated units	$0.76	$0.02

(1)	Financial statements for 2014 and 2013 have been retrospectively recast to reflect the acquisition of the Water Assets. See Note 2 for additional information.

(2)
General and administrative expenses include charges from Rice Energy of $11.9 million, $10.3 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, equity compensation expense of $4.5 million and $0.8 million for the years ended December 31, 2015 and 2014, respectively, are included in general and administrative expenses.

(3)	Incentive unit expense for the years ended December 31, 2015 and 2014 was allocated from Rice Energy.

(4)	Interest expense includes charges from Rice Energy of $0.8 million, $13.5 million and $3.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(5)
Net income per limited partner unit is presented only for the period subsequent to the Partnership’s initial public offering and does not include results attributable to the Water Assets prior to their acquisition as these results are not attributable to limited partners of the Partnership.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Midstream Partners LP
Consolidated Statements of Cash Flows (1)

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$52,495	$(31,328)	$(9,012)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	16,399	4,165	1,190
Amortization of intangibles	1,632	1,156	—
Amortization of deferred finance costs	576	—	—
Incentive unit expense	1,044	13,480	—
Equity compensation expense	4,501	816	—
Deferred income tax benefit	1,388	(12,920)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(14,174)	(2,106)	(239)
(Increase) decrease in prepaid expenses and other	2	(233)	—
Increase (decrease) in accounts payable	(478)	(566)	321
Increase in accrued liabilities	6,621	2,515	554
Net cash provided by (used in) operating activities	70,006	(25,021)	(7,186)

Cash flows from investing activities:
Capital expenditures	(248,463)	(169,826)	(44,244)
Acquisition of net assets from Rice Energy	(131,528)	—	—
Acquisition of Marcellus joint venture	—	(55,000)	—
Acquisition of Momentum assets	—	(111,447)	—
Net cash used in investing activities	(379,991)	(336,273)	(44,244)

Cash flows from financing activities:
Purchase price in excess of net assets from Rice Energy	(68,470)	—	—
Proceeds from borrowings	313,000	—	—
Repayments of borrowings	(170,000)	—	—
Costs related to initial public offering	(129)	(2,396)	—
Common units issuance, net of offering costs	171,902	444,134	—
Additions to deferred financing costs	3	(2,874)	—
Contributions from parent, net	78,480	363,549	51,578
Distributions paid to Rice Energy	(17,021)	(414,433)	—
Distributions paid to unitholders	(17,017)	—
Net cash provided by financing activities	290,748	387,980	51,578

Net increase in cash	(19,237)	26,686	148
Cash at the beginning of the year	26,834	148	—
Cash at the end of the year	$7,597	$26,834	$148

(1)	Financial statements for 2014 and 2013 have been retrospectively recast to reflect the acquisition of the Water Assets. See Note 2 for additional information.

Rice Midstream Partners LP
Consolidated Statements of Cash Flows - (Continued)

	Year Ended December 31,
(in thousands)	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	3,146	—	—
Noncash elimination of deferred tax liabilities (assets)	7,715	(6,382)	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Midstream Partners LP
Consolidated Statements of Partners’ Capital (1)

		Limited Partners
(in thousands)	Parent Net Equity	Common	Subordinated	Total
Balance, January 1, 2013	$24,056	$—	$—	$24,056
Contributions from parent, net	51,578	—	—	51,578
Net loss	(9,012)	—	—	(9,012)
Balance, December 31, 2013	$66,622	$—	$—	$66,622
Contributions from parent, net	363,549	—	—	363,549
Tax impact of parent initial public offering	(4,118)	—	—	(4,118)
Incentive compensation expense	13,480	—	—	13,480
Stock compensation expense	678	—	—	678
Elimination of current and deferred tax assets	(6,382)	—	—	(6,382)
Net loss attributable to parent	(27,787)	—	—	(27,787)
Contribution of net assets to Rice Midstream Partners LP	(364,745)	46	364,699	—
Issuance of common units to public, net of offering costs	—	441,738	—	441,738
Distribution of proceeds	—	(52)	(414,381)	(414,433)
Equity compensation	—	138	—	138
Pre-acquisition net loss attributable to the general partner	(4,703)	—	—	(4,703)
Limited partner net income	—	581	581	1,162
Balance, December 31, 2014	$36,594	$442,451	$(49,101)	$429,944
Contribution from parent, net	78,480	—	—	78,480
Incentive compensation expense	1,044	—	—	1,044
Equity compensation expense	399	4,020	—	4,419
Offering costs related to the IPO	—	(129)	—	(129)
Distributions to unitholders	—	(17,019)	(17,019)	(34,038)
Issuance of common units, net of offering costs	—	171,902	—	171,902
Elimination of current and deferred tax liabilities	7,715	—	—	7,715
Pre-acquisition net income allocated to general partner	7,296	—	—	7,296
Water Assets from Rice Energy	(131,528)	—	—	(131,528)
Purchase price in excess of net assets from Rice Energy	—	(8)	(68,462)	(68,470)
Net income	—	23,340	21,859	45,199
Balance, December 31 2015	$—	$624,557	$(112,723)	$511,834

(1)	Financial statements for 2014 and 2013 have been retrospectively recast to reflect the acquisition of the Water Assets. See Note 2 for additional information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Midstream Partners LP
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies and Related Matters
Organization, Operations and Principals of Consolidation/Combination
Rice Midstream Partners LP (“Rice Midstream Partners” or the “Partnership”), which closed its initial public offering (“IPO”) on December 22, 2014, is a growth-oriented Delaware limited partnership formed by Rice Energy Inc. (“Rice Energy”) in August 2014. Prior to December 22, 2014, the natural gas gathering, compression and water distribution assets of Rice Poseidon Midstream LLC (“Rice Poseidon”), together with the natural gas gathering and water distribution assets (the “Alpha Assets”) of Alpha Shale Resources, LP (“Alpha Shale”) constitute the predecessor to Rice Midstream Partners for accounting purposes (the “Predecessor”). References in these consolidated financial statements to the Partnership, when used for periods prior to its IPO, refer to the Predecessor. References in these consolidated financial statements, when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. Additionally, as discussed below and in Note 2, the Partnership’s consolidated financial statements have been retrospectively recast for the years ended December 31, 2015, 2014 and 2013 to include the historical results of the Water Assets (defined below), as the transaction was accounted for as a combination of entities under common control. References in these consolidated financial statements to “Rice Energy” refer collectively to Rice Energy Inc. and its consolidated subsidiaries, other than our Predecessor.
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

Subsequent to January 29, 2014, the Predecessor includes the Alpha Assets. Prior to January 29, 2014, Rice Energy and a third party each owned a 50% interest in Alpha Shale, a joint venture formed to own and develop natural gas acreage in the Marcellus shale, including the Alpha Assets. On January 29, 2014, in connection with the completion of its IPO, Rice Energy acquired the remaining 50% third-party interest in Alpha Shale.
In addition, on April 17, 2014, Rice Poseidon acquired the natural gas gathering assets (the “Momentum Assets”) in eastern Washington and Greene Counties, Pennsylvania, from M3 Appalachia Gathering LLC.
On November 4, 2015, the Partnership entered into a Purchase and Sale Agreement (the “Purchase Agreement”) by and between the Partnership and Rice Energy. Pursuant to the terms of the Purchase Agreement, the Partnership acquired all of the outstanding limited liability company interests of Rice Water Services (PA) LLC and Rice Water Services (OH) LLC, two wholly-owned indirect subsidiaries of Rice Energy that own and operate Rice Energy’s water services business. The acquired business includes Rice Energy’s Pennsylvania and Ohio fresh water distribution systems and related facilities that provide access to fresh water from the Monongahela River, the Ohio River and other regional water sources in Pennsylvania and Ohio (the “Water Assets”). Rice Energy has also granted the Partnership, until December 31, 2025, (i) the exclusive right to develop water treatment facilities in the areas of dedication defined in the Water Services Agreements (defined in Note 9) and (ii) an option to purchase any water treatment facilities acquired by Rice Energy in such areas at Rice Energy’s acquisition cost (collectively, the “Option”).

The acquisition was accounted for as a combination of entities under common control, and as such, the Partnership’s consolidated financial statements have been retrospectively recast for all periods prior to November 1, 2015, the effective date of acquisition of the Water Assets, to include the historical results of the Water Assets. Our Predecessor included certain fresh water distribution assets and operations in Pennsylvania that were distributed to Rice Midstream Holdings LLC (“Rice Midstream Holdings”) concurrently with the closing of the Partnership’s IPO. These fresh water distribution assets are included as part of the Water Assets that were acquired on November 4, 2015, and as such, the historical results related to those operations are included for all periods presented.
The consolidated financial statements of the Partnership have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). As it relates to the Predecessor, the consolidated financial statements have been prepared, prior to December 22, 2014, from the separate records maintained by Rice Energy and may not necessarily be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods prior to the Partnership’s IPO. Because a direct ownership relationship did not exist among the businesses comprising the Predecessor, the net investment in the Predecessor is shown as parent net equity in the consolidated financial statements. Additionally, in connection with the IPO, Rice Energy was assigned all cash and cash equivalents, accounts receivable, accounts payable and accrued capital expenditures by our Predecessor on December 22, 2014. Subsequent to the Partnership’s IPO, the consolidated financial statements include the accounts of the Partnership and its subsidiaries: Rice Midstream OpCo LLC (“Rice Midstream OpCo”) and Rice Poseidon. Additionally, the consolidated financial statements include the historical results of the Water Assets. Transactions between the Partnership and Rice Energy have been identified in the consolidated financial statements as transactions between related parties.
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
Nature of Business
The Partnership is a fee-based, growth-oriented limited partnership formed by Rice Energy to own, operate, develop and acquire midstream assets in the Appalachian Basin. The Partnership provides midstream services to Rice Energy and third parties within three counties in the Appalachian Basin through two primary segments: the gathering and compression segment and the water services segment.
Gathering and compression segment. The Partnership’s gas gathering assets consist of a high-pressure dry gas gathering system and associated compression in Washington County, Pennsylvania and a high-pressure dry gas gathering system in Greene County, Pennsylvania. The Partnership provides gas gathering and compression services under long-term, fixed-fee contracts, to Rice Energy and third parties.
Water services segment. The Partnership’s water services assets consist of water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities which are used to support well completion activities and to collect and recycle or dispose of flowback and produced water for Rice Energy and third parties in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio. The Partnership provides water services under long-term, fee-based contracts, to Rice Energy and third parties.
Principles of Consolidation
The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All intercompany transactions have been eliminated in consolidation. Transactions between the Partnership and Rice Energy have been identified in the Consolidated Financial Statements as transactions between related parties and are discussed in further detail in Note 9.

Use of Estimates
The Partnership prepares its consolidated financial statements in conformity with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Risks and Uncertainties
The Partnership relies on revenues generated from its gathering, compression and water distribution systems, all of which are located in three counties within the Appalachian Basin. As a result of this concentration, the Partnership may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area. Additionally, the Partnership is substantially dependent on Rice Energy as its most significant current customer, as Rice Energy represented approximately 79% of the Partnership’s gathering revenues for the year ended December 31, 2015, and the Partnership expects to derive a substantial majority of its revenues from Rice Energy for the foreseeable future. As a result, any event, whether in the Partnership’s dedicated areas or otherwise, that adversely affects Rice Energy’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect its revenues and cash available for distribution. Additionally, for the year ended December 31, 2015, a single third-party customer represented approximately 21% of our gathering revenues.
Revenue Recognition
Revenues relating to the gathering and compression of natural gas and relating to water services are recognized in the period service is provided. Under these arrangements, the Partnership receives a fee or fees for services provided. The revenue the Partnership recognizes from gathering and compression services is generally directly related to the volume of natural gas that flows through its systems and revenue the Partnership recognizes from water services is generally directly related to the volume of water that is delivered, recycled or disposed of.
Cash
The Partnership maintains cash at financial institutions which may at times exceed federally insured amounts and which may at times significantly exceed consolidated balance sheet amounts due to outstanding checks. The Partnership has no other accounts that are considered cash equivalents.
Accounts Receivable
Accounts receivable are stated at their historical carrying amount. The Partnership extends credit to parties in the normal course of business based upon management’s assessment of their creditworthiness. An allowance is provided for those accounts for which collection is estimated as doubtful; uncollectible accounts are written off and charged against the allowance. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the party. There was no allowance recorded for any of the years presented in the consolidated financial statements.
Asset Retirement Obligations
The Partnership operates and maintains its gathering systems and it intends to do so as long as supply and demand for natural gas exists, which the Partnership expects for the foreseeable future. Therefore, no asset retirement obligation has been recorded for its gathering systems as the Partnership believes that these assets have indeterminate useful lives. Asset retirement obligations related to the Water Assets presented in the consolidated balance sheets at December 31, 2015 and 2014 were approximately $3.0 million and $1.9 million, respectively.
Interest
The Partnership capitalizes interest on expenditures for significant capital projects while activities are in progress to bring the assets to their intended use. Upon completion of construction of the asset, the associated capitalized interest costs are included within the Partnership’s asset base and depreciated accordingly. The following table summarizes the components of the Partnership’s interest incurred for the years ended December 31, 2015, 2014 and 2013:

(in thousands)	2015	2014	2013
Interest incurred:
Interest expensed	$3,164	$13,571	$3,804
Interest capitalized	222	402	1,324
Total incurred	$3,386	$13,973	$5,128
Property and Equipment
Property and equipment is recorded at cost and is being depreciated over estimated useful lives on a straight-line basis. Gathering pipelines and compressor stations are depreciated over a useful life of 60 years. Water pipelines, pumping stations and impoundment facilities are depreciated over a useful life of 10 to 15 years. The following table provides detail of property and equipment presented in the consolidated balance sheets at December 31, 2015 and 2014.

	Years Ended December 31,
(in thousands)	2015	2014
Natural gas gathering assets	$453,537	$251,075
Natural gas gathering assets in progress	540	32,783
Accumulated depreciation	(10,725)	(3,861)
Natural gas gathering assets, net	443,352	279,997
Water service assets	144,686	35,186
Water service assets in progress	1,324	11,707
Accumulated depreciation	(12,014)	(3,099)
Water service assets, net	133,996	43,794
Other property and equipment, net	678	80
Property and equipment, net	$578,026	$323,871
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
Goodwill and Intangible Assets
The Partnership evaluates goodwill for impairment at least annually during the fourth quarter, or whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Impairment testing for goodwill is performed at the reporting unit level. The Partnership identifies its operations within two reporting units: 1) Gathering and Compression and 2) Water Services (which had not been ascribed goodwill as of December 31, 2015 and 2014). As a result of the acquisition of the remaining 50% interest in Alpha Holdings in its Marcellus joint venture, the Gathering and Compression reporting unit was allocated $39.1 million of goodwill.

In estimating the fair value of the Partnership’s Gathering and Compression reporting unit as part of step one of the annual goodwill impairment test, the Partnership used the income approach and the market approach. The Partnership employed the discounted cash flow method within the income approach which uses significant inputs not observable in the public market (Level 3). Key inputs within the income approach include estimates and assumptions related to future throughput volumes, operating costs, capital spending and changes in working capital. The Partnership employed the guideline public company method within the market approach which considers market multiples derived from market prices of publicly traded stocks of companies engaged in similar lines of business. Estimating fair value requires considerable judgment and determining fair value is sensitive to changes in assumptions impacting management’s estimates of the future financial results. Although the Partnership believes the estimates and assumptions used in estimating the fair value are reasonable and appropriate, different assumptions and estimates could materially impact the calculated fair value. Additionally, actual future results could differ from our current estimates and assumptions. The Partnership elected the option to default immediately to the first step of the annual goodwill impairment test. There were no impairments recorded related to the Gathering and Compression reporting unit as a result of the annual goodwill impairment test.
Intangible assets are comprised of customer contracts acquired in the Momentum Acquisition based upon the estimated fair value of the assets at the acquisition date. The customer contracts acquired had an initial contract terms of 10 years with five and one year renewal options. Based upon management’s understanding of the life of the underlying reserves and the geographically advantaged location of the acquired midstream assets, it has been determined that the customer contracts will have a useful life of 30 years. The assets are being amortized using a straight-line method and amortization expense for the years ended December 31, 2015 and 2014 was $1.6 million and $1.2 million, respectively. The estimated annual amortization expense over the next five years is as follows: 2016-$1.6 million, 2017-$1.6 million, 2018-$1.6 million, 2019-$1.6 million and 2020-$1.6 million.
Goodwill and intangible assets for the years ended December 31, 2015 and 2014 are detailed below.

(in thousands)	Goodwill	Customer Contracts
Balance, December 31, 2013	$—	$—
Additions	39,142	48,947
Accumulated amortization	—	(1,156)
Balance, December 31, 2014	39,142	47,791
Accumulated amortization	—	(1,632)
Balance, December 31, 2015	$39,142	$46,159
Deferred Financing Costs
Deferred financing costs are amortized on a straight-line basis, which approximates the interest method, over the term of the related agreement. Accumulated amortization was $0.6 million at December 31, 2015 and amortization expense was $0.6 million for the year ended December 31, 2015.
Segment Reporting
Business segments are components of the Partnership for which separate financial information is produced internally and are subject to evaluation by the Partnership’s chief operating decision maker in deciding how to allocate resources. The Partnership reports its operations in two segments: (i) gathering and compression and (ii) water services, which reflect its lines of business. Business segments are evaluated for their contribution to the Partnership’s consolidated results based on operating income. All of the Partnership’s operating revenues, income from operations and assets are located in the United States. See Note 10 for additional information regarding segment reporting.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. ASU 2014-09 explains that the core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and defines a five step process to achieve this core principle. The five step process is to (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the entity satisfies a performance obligation. More judgement and estimates may be required within the new revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year. ASU 2014-09 will now be effective for annual reporting periods beginning after December 15, 2017 and should be applied retrospectively using either a full retrospective approach reflecting the application of the standard in each prior reporting period or a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption. Early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.
In February 2015, the FASB issued ASU, 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. The Partnership will adopt ASU 2015-02 in the first quarter of 2016. The Partnership does not anticipate adoption of the standard to impact prior conclusions as to whether or not its subsidiaries are consolidated in the consolidated financial statements.
In April 2015, the FASB issued ASU, 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplification of Debt Issuance Costs.” ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 is effective for periods beginning after December 15, 2015 with early adoption permitted. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Securities and Exchange Commission (“SEC”) staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Partnership will adopt ASU 2015-15 in the first quarter of 2016 and present debt issuance costs associated with the Partnership’s revolving credit facility (defined in Note 3) as an asset named deferred financing costs, net in our consolidated balance sheets. Additionally, the Partnership will utilize the guidance in ASU 2015-03 for the presentation of debt issuance costs that are the result of an issuance of future debt.
In April 2015, the FASB issued ASU, 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” ASU 2015-6 was issued to clarify the process for updating historical earnings per unit disclosures under the two-class method when a drop-down transaction occurs between entities under common control. ASU 2015-06 is effective for periods beginning after December 15, 2015. The guidance should be applied retrospectively and early adoption is permitted. The Partnership has adopted this guidance in the current period with no effects on previously issued consolidated financial statements.

2.	Acquisitions
On November 4, 2015, the Partnership entered into the Purchase Agreement by and between the Partnership and Rice Energy, pursuant to which the Partnership acquired the Water Assets and the Option. In consideration for the acquisition of the Water Assets and the Option, the Partnership paid Rice Energy $200.0 million in cash plus an additional amount, if certain of the conveyed systems’ capacities increase by 5.0 MMgal/d on or prior to December 31, 2017, equal to $25.0 million less the capital expenditures expended by the Partnership to achieve such increase, in accordance with the terms of the Purchase Agreement. The Partnership funded the consideration with borrowings under the Partnership’s revolving credit facility. The acquisition of the Water Assets is accounted for as a combination of entities under common control with the assets and liabilities of the Water Assets recorded at their carrying amounts. The difference between the carrying amount of the Water Assets and the consideration paid is recorded in equity as a capital transaction.

3.	Long-Term Debt
On December 22, 2014, Rice Midstream OpCo entered into a revolving credit agreement (the “revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The credit facility provides for a letter of credit sublimit of $50.0 million. As of December 31, 2015, Rice Midstream OpCo had $143.0 million of borrowings outstanding and no letters of credit under this facility. The average daily outstanding balance of the credit facility was approximately $46.9 million and interest was incurred on the facility at a weighted average annual interest rate of 2.0% during 2015. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The Partnership is the guarantor of the obligations under the revolving credit facility, which matures on December 22, 2019.
On January 13, 2016, the Partnership entered into a First Amendment (the “First Amendment”) to the revolving credit facility which modified the definition of “Acquisition Period” (as defined in the revolving credit facility) to allow Rice Midstream OpCo to elect in its sole discretion to commence an Acquisition Period when a material acquisition has been consummated. Prior to giving effect to the First Amendment, an Acquisition Period would commence automatically upon consummation of a material acquisition.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Partnership has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect. The carrying amount of the revolving credit facility is comprised of borrowings for which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value as of December 31, 2015 and represents a Level 2 measurement. The Partnership also pays a commitment fee based on the undrawn commitment amount ranging from 35 to 50 basis points.
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

The Partnership was in compliance with such covenants and ratios as of December 31, 2015.

4.	Commitments and Contingencies
Lease Obligations
The Partnership has lease obligations for compression equipment under existing contracts with third parties. Rent expense included in operation and maintenance expense for the years ended December 31, 2015 and December 31, 2014 was $1.7 million and $0.8 million, respectively. Future payments for this equipment as of December 31, 2015 totaled $5.3 million (2016-$1.6 million, 2017-$0.9 million, 2018-$0.9 million, 2019-$0.9 million, 2020-$0.3 million and thereafter-$0.7 million).
Environmental Obligations
The Partnership is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. The Partnership believes there are currently no such regulatory or environmental matters that will have a material adverse effect on its results of operations, cash flows or financial position.
The Partnership is involved in various litigation matters arising in the normal course of business. Management is not aware of any actions that are expected to have a material adverse effect on its financial position or results of operations.

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
On November 4, 2015, the Partnership entered into a Common Unit Purchase Agreement with certain institutional investors to sell 13,409,961 common units in a private placement for gross proceeds of approximately $175.0 million (the “Private Placement”). After deducting underwriting discounts and commissions of $3.1 million, the Partnership received net proceeds of $171.9 million. The Private Placement closed on November 10, 2015. The Partnership used the proceeds of the Private Placement to repay a portion of the borrowings under the Partnership’s revolving credit facility. As a result of the Private Placement, Rice Energy owns approximately 41% of the Partnership.

6.	Phantom Unit Awards
During the years ended December 31, 2015 and 2014, the Partnership’s general partner granted phantom unit awards under the Rice Midstream Partners LP 2014 Long Term Incentive Plan (the “LTIP”) to certain non-employee directors of the Partnership and executive officers and employees of Rice Energy that provide services to the Partnership under an omnibus agreement (the “Omnibus Agreement”). Pursuant to the LTIP, the maximum aggregate number of common units that may be issued pursuant to any and all awards under the LTIP shall not exceed 5,000,000 common units, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of Awards, as provided under the LTIP. The equity-based awards are valued at the date of issuance and the related compensation expense is recognized into earnings on a straight-line basis. The equity-based awards will cliff vest at the end of the requisite service period from one to two years. The Partnership recorded $4.1 million and $0.1 million of equity compensation expense related to these awards in the years ended December 31, 2015 and 2014, respectively, in general and administrative expenses on the consolidated statements of operations. At December 31, 2015, total unrecognized compensation expense expected to be recognized over the remaining vesting periods was $3.0 million for these awards.
The following table summarizes the activity for the equity-based awards during the years ended December 31, 2015 and 2014.

	Number of units	Weighted average grant date fair value
Total unvested, January 1, 2014	—	$—
Granted	434,094	16.50
Vested	—	—
Forfeited	—	—
Total unvested - December 31, 2014	434,094	$16.50
Granted	18,196	16.87
Vested	(242)	16.50
Forfeited	(19,420)	16.50
Total unvested - December 31, 2015	432,628	$16.52
The following table details the scheduled vesting of the unvested equity-based awards at December 31, 2015.

Vesting Date	Number of units
2016	432,628
432,628

See Note 9 for a discussion of Rice Energy’s allocation of expense related to its stock compensation plans prior to the IPO.

7.	Net Income per Limited Partner Unit and Cash Distributions
The Partnership’s net income is allocated to the limited partners, including subordinated unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to the incentive distribution rights held by Rice Midstream Holdings, which was a wholly-owned subsidiary of Rice Energy as of December 31, 2015. The allocation of undistributed earnings, or net income in excess of distributions, to the incentive distribution rights is limited to cash available for distribution for the period. The Partnership’s net income allocable to the limited partners is allocated between common and subordinated unitholders by applying the provisions of the Partnership’s partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Any common units issued during the period are included on a weighted-average basis for the days in which they were outstanding. Net income attributable to the Water Assets for the periods prior to their acquisition was not allocated to the limited partners for purposes of calculating net income per limited partner unit as these results are not attributable to limited partners of the Partnership.
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

The following table presents Partnership’s calculation of net income per limited partner unit for common and subordinated limited partner units. Net income attributable to the periods prior to the IPO and to the Water Assets for periods prior to their acquisition on November 4, 2015 are not allocated to the limited partners for purposes of calculating net income per limited partner unit.

(in thousands, except unit data)	Year Ended December 31, 2015	Year Ended December 31, 2014
Net income (loss)	$52,495	$(31,328)
Less: Pre-IPO net loss allocated to parent	—	(27,787)
Less: Pre-acquisition net income (loss) allocated to general partner (1)	7,296	(4,703)
Limited partner net income	$45,199	$1,162

Net income allocable to common units	$23,340	$581
Net income allocable to subordinated units	21,859	581
Limited partner net income	$45,199	$1,162

Weighted-average limited partner units outstanding - basic:
Common units	30,700,864	28,753,623
Subordinated units	28,753,623	28,753,623
Total	59,454,487	57,507,246

Weighted-average limited partner units outstanding - diluted:
Common units	30,807,972	28,755,346
Subordinated units	28,753,623	28,753,623
Total	59,561,595	57,508,969

Net income per limited partner unit - basic:
Common units	$0.76	$0.02
Subordinated units	0.76	0.02
Total	$0.76	$0.02

Net income per limited partner unit - diluted:
Common units	$0.76	$0.02
Subordinated units	0.76	0.02
Total	$0.76	$0.02
(1) Pre-acquisition net loss allocated to the general partner relates to operations of the Water Assets for periods prior to the acquisition on November 4, 2015.
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

Subordinated Units
GP Holdings owns all of the Partnership’s subordinated units. The principal difference between the Partnership’s common units and subordinated units is that, for any quarter during the “subordination period,” holders of the subordinated units will not be entitled to receive any distribution from operating surplus until the common units have received the minimum quarterly distribution for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages. When the subordination period ends, each outstanding subordinated unit will convert into one common unit, which will then participate pro rata with the other common units in distributions.
Incentive Distribution Rights
All of the incentive distribution rights are held by GP Holdings. Incentive distribution rights represent the right to receive increasing percentages (15%, 25% and 50%) of quarterly distributions from operating surplus after the minimum quarterly distribution and the target distribution levels (described below) have been achieved.
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
The Board of Directors of the Company’s general partner declared the following cash distributions to the Company’s unitholders for the periods presented.

Quarters Ended	Total Quarterly Distribution per Unit	Date of Distribution
December 31, 2014 (1)	$0.0204	February 20, 2015
March 31, 2015	0.1875	May 14, 2015
June 30, 2015	0.1905	August 13, 2015
September 30, 2015	0.1935	November 12, 2015
December 31, 2015	0.1965	February 11, 2016

(1)	The Partnership cash distribution related to the fourth quarter of 2014 was prorated for the 10-day period subsequent to the closing of the Partnership’s IPO on December 22, 2014.

8.	Income Taxes
Prior to the IPO, the Partnership’s income was included as part of Rice Energy’s consolidated federal tax return. In conjunction with the contribution of the ownership of Rice Poseidon by Rice Energy immediately prior to the IPO, approximately $6.4 million of deferred tax liabilities were eliminated through equity. The Partnership did not report any income tax benefit or expense for periods prior to January 29, 2014, which was the date of Rice Energy’s initial public offering, because Rice Energy’s accounting predecessor was a limited liability company that was not subject to federal income tax. Effective, December 22, 2014, as a result of its limited partnership structure, the Partnership is a partnership for income tax purposes and no longer subject to federal and state income taxes. For the period beginning January 29, 2014 and ending December 21, 2014, Rice Energy allocated the Predecessor income tax expense. Subsequent to the IPO, for federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated flow through to the owners, and accordingly, do not result in a provision for income taxes for the Partnership.

Prior to the acquisition of the Water Assets, the operations of the Water Assets were subject to income taxes and were included as part of Rice Energy’s consolidated federal tax return. Accordingly, the income tax effects associated with the operations of the Water Assets continued to be subject to income taxes until the Water Assets were acquired by the Partnership. Due to the Partnership’s status for U.S. federal and state income tax purposes, net current and deferred income tax liabilities of the Water Assets of $7.7 million eliminated through equity for periods following the effective date of their acquisition by the Partnership on November 1, 2015.
The Partnership recognizes deferred tax liabilities and assets for temporary differences between the financial statement and tax basis of assets and liabilities. At December 31, 2014, the Partnership had a net deferred tax liability of $1.9 million related to the Water Assets, which represented a deferred tax asset of $3.0 million related to a net operating loss carryforward and deferred tax liability for tax depreciation in excess of book depreciation of $4.9 million.
Net income for financial statement purposes may differ significantly from taxable income of unitholders because of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership’s partnership agreement. The aggregate difference in the basis of the Partnership’s net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner’s tax attributes is not available to us. The components of the income tax benefit for the period from January 29, 2014 to December 21, 2014 for the Predecessor (not including the fresh water distribution assets and operations in Pennsylvania that were distributed to Rice Midstream Holdings concurrently with the closing of the Partnership’s IPO) and from January 29, 2014 to December 31, 2014 for the Water Assets, are as follows:

	December 31,
(in thousands)	2015	2014
Current tax expense (benefit):
Federal	$3,720	$—
State	704	—
Total	4,424	—
Deferred tax expense (benefit):
Federal	986	(9,809)
State	402	(3,111)
Total	1,388	(12,920)
Total income tax benefit	$5,812	$(12,920)
Income tax expense differs from amounts computed at the federal statutory rate of 35% on pre-tax income as follows:

	December 31,
(in thousands)	2015	2014
Tax at statutory rate	$18,150	$(15,488)
State income taxes	719	(2,022)
Incentive unit expense	365	4,718
Equity compensation expense	140	—
Partnership net income not subject to taxes	(13,562)	(366)
Permanent difference	—	238
Income tax expense (benefit)	$5,812	$(12,920)
Effective tax rate	10.0%	29.2%
Based on management’s analysis, the Partnership did not have any uncertain tax positions as of December 31, 2015.

9.	Related Party Transactions
In the ordinary course of business, the Partnership has transactions with affiliated companies. During the years ended December 31, 2015, 2014 and 2013, related parties included Rice Energy and certain of its subsidiaries. Prior to the IPO, the push-down impact of the transactions were recorded in the consolidated statements of operations, and although no cash settlement occurred, all transactions with Rice Energy and its subsidiaries were recorded in parent net equity. Upon completion of the IPO, the Partnership entered into the Omnibus Agreement with its general partner, Rice Energy, Rice Poseidon and Rice Midstream Holdings. Pursuant to the Omnibus Agreement, Rice Energy performs centralized corporate and general and administrative services for the Partnership, such as financial and administrative, information technology, legal, health, safety and environmental, human resources, procurement, engineering, business development, investor relations, insurance and tax. In exchange, the Partnership reimburses Rice Energy for the expenses incurred in providing these services, except for any expenses associated with Rice Energy’s long-term incentive programs as these are not expenses of the Partnership subsequent to the IPO.
The expenses for which the Partnership reimburses Rice Energy and its subsidiaries related to corporate and general and administrative services may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis. The Partnership is unable to estimate what the costs would have been with an unrelated third party.
Also upon completion of the IPO, the Partnership entered into a 15 year, fixed-fee gas gathering and compression agreement (the “Gas Gathering and Compression Agreement”) with Rice Drilling B and Alpha Shale, pursuant to which the Partnership gathers Rice Energy’s natural gas and provides compression services on the Partnership’s gathering systems located in Washington County and Greene County, Pennsylvania. Pursuant to the Gas Gathering and Compression Agreement, the Partnership will charge Rice Energy a gathering fee of $0.30 per Dth and a compression fee of $0.07 per Dth per stage of compression, each subject to annual adjustment for inflation based on the Consumer Price Index. The Gas Gathering and Compression Agreement covers substantially all of Rice Energy’s acreage position in the dry gas core of the Marcellus Shale in southwestern Pennsylvania as of December 31, 2015 and any future acreage it acquires within these counties, excluding the first 40.0 MDth/d of Rice Energy’s production from approximately 19,000 gross acres subject to a pre-existing third-party dedication.
In connection with the closing of the acquisition of the Water Assets on November 4, 2015, we entered into Amended and Restated Water Services Agreements (the “Water Services Agreements”) with Rice Energy, whereby we have agreed to provide certain fluid handling services to Rice Energy, including the exclusive right to provide fresh water for well completions operations in the Marcellus and Utica Shales and to collect and recycle or dispose of flowback and produced water for Rice Energy within areas of dedication in defined service areas in Pennsylvania and Ohio. The initial term of the Water Services Agreements is until December 22, 2029 and from month to month thereafter. Under the agreements, Rice Energy will pay the Partnership (i) a variable fee, based on volumes of water supplied, for freshwater deliveries by pipeline directly to the well site, subject to annual CPI adjustments and (ii) a produced water hauling fee of actual out-of-pocket cost incurred by us, plus a 2% margin.
During the year ended December 31, 2014, Rice Energy granted stock compensation awards to certain non-employee directors and employees. The awards consisted of restricted stock units, which vest upon the passage of time, and performance stock units, which vest based upon attainment of specified performance criteria. Stock compensation expense related to these awards allocated to the Partnership based on its estimate of the expense attributable to its operations, prior to the IPO, was $0.6 million for the year ended December 31, 2014. Additionally, in the years ended December 31, 2015 and 2014, $0.4 million and $0.1 million, respectively, of stock compensation expense was allocated to the Water Assets by Rice Energy and is reflected in the consolidated financial statements. For periods subsequent to the IPO, no stock compensation expense has been allocated to the Partnership by Rice Energy. However, equity compensation expense includes amounts allocated to the Water Assets from Rice Energy for periods subsequent to the IPO. See Note 6 for a discussion of the Partnership’s equity compensation expense subsequent to the IPO.
Prior to Rice Energy’s initial public offering on January 29, 2014, the only long-term incentives offered to certain executives and employees were through grants of incentive units, which were profits interests representing an interest in the future profits (once a certain level of proceeds has been generated) of Rice Energy’s predecessor parent entity Rice Energy Appalachia, LLC (“REA”) and granted pursuant to the limited liability company agreement of REA. The compensation expense recognized in these consolidated financial statements is a non-cash charge, with the settlement obligation resting on NGP Rice Holdings LLC (“NGP Holdings”) and Rice Energy Holdings LLC (“Rice Holdings”). Payments on the incentive units will be made by Rice Holdings and NGP Holdings and not by Rice Energy, Rice Poseidon or the Partnership, and as such are not dilutive to Rice Energy, Rice Poseidon or the Partnership. Incentive unit expense allocated to the Partnership based on its estimate of the expense attributable to its operations was $12.0 million for the year ended December 31, 2014. Additionally, in the years ended December 31, 2015 and 2014, $1.0 million and $1.5 million, respectively, of incentive unit expense was allocated to the Water Assets by Rice Energy and is reflected in the consolidated financial statements. No expense was recognized prior to Rice Energy’s initial public offering as the performance conditions related to the incentive units were deemed not probable of occurring. For periods subsequent to the IPO, no incentive unit expense will be allocated to the Partnership by Rice Energy. However, incentive unit expense includes amounts allocated to the Water Assets from Rice Energy for periods subsequent to the IPO through the acquisition date.

10.	Financial Information by Business Segment
The Partnership operates in two business segments: (i) gathering and compression and (ii) water services. The gathering and compression segment provides natural gas gathering and compression services for Rice Energy and third parties in the Appalachian Basin. The water services segment is engaged in the provision of water services to support well completion activities and to collect and recycle or dispose of flowback and produced water for Rice Energy and third parties in the Appalachian Basin.
Business segments are evaluated for their contribution to the Partnership’s consolidated results based on operating income, which is defined as segment operating revenues less expenses. Other income and expenses, interest and income taxes are managed on a consolidated basis. The segment accounting policies are the same as those described in Note 1 to these consolidated financial statements. The operating results and assets of the Partnership’s reportable segments were as follows as of and for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31, 2015
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Operating revenues:
Affiliate	$61,180	$32,488	$93,668
Third-party	16,031	4,760	20,791
Total operating revenues	77,211	37,248	114,459

Operating expenses:
Operation and maintenance expense	6,006	8,904	14,910
General and administrative expense	13,886	4,009	17,895
Incentive unit expense	—	1,044	1,044
Depreciation expense	6,310	10,089	16,399
Amortization of intangible assets	1,632	—	1,632
Other expense	492	51	543
Total operating expenses	28,326	24,097	52,423

Operating income	$48,885	$13,151	$62,036

Segment assets	$547,810	$141,980	$689,790
Goodwill	$39,142	$—	$39,142
Capital expenditures for segment assets	$149,706	$98,757	$248,463

	Year Ended December 31, 2014
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Operating revenues:
Affiliate	$1,863	$—	$1,863
Third-party	4,585	—	4,585
Total operating revenues	6,448	—	6,448

Operating expenses:
Operation and maintenance expense	3,956	817	4,773
General and administrative expense	10,598	1,324	11,922
Incentive unit expense	11,974	1,506	13,480
Depreciation expense	2,856	1,309	4,165
Acquisition costs	1,519	—	1,519
Amortization of intangible assets	1,156	—	1,156
Total operating expenses	32,059	4,956	37,015

Operating loss	$(25,611)	$(4,956)	$(30,567)

Segment assets	$399,295	$43,796	$443,091
Goodwill	$39,142	$—	$39,142
Capital expenditures for segment assets	$138,151	$31,675	$169,826

	Year Ended December 31, 2013
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Operating revenues:
Affiliate	$498	$—	$498
Total operating revenues	498	—	498

Operating expenses:
Operation and maintenance expense	1,251	161	1,412
General and administrative expense	2,677	427	3,104
Depreciation expense	587	603	1,190
Total operating expenses	4,515	1,191	5,706

Operating loss	$(4,017)	$(1,191)	$(5,208)

Segment assets	$61,950	$12,495	$74,445
Capital expenditures for segment assets	$37,987	$6,257	$44,244

11.	Subsequent Events

On January 13, 2016, the Partnership entered into the First Amendment to the revolving credit facility which modified the definition of Acquisition Period to allow Rice Midstream OpCo to elect in its sole discretion to commence an Acquisition Period when a material acquisition has been consummated. Prior to giving effect to the First Amendment, an Acquisition Period would commence automatically upon consummation of a material acquisition.

On January 22, 2016, the Board of Directors of our general partner declared a cash distribution to our unitholders for the fourth quarter of 2015 of $0.1965 per common and subordinated unit. The cash distribution was paid on February 11, 2016 to unitholders of record at the close of business on February 2, 2016.

12.	Quarterly Financial Information (Unaudited)
The Partnership’s quarterly financial information for the years ended December 31, 2015 and 2014 is as follows (in thousands, except per unit data):

Year ended December 31, 2015: (1)	First quarter (3)	Second quarter (3)	Third quarter	Fourth quarter
Operating revenues	$26,511	$28,560	$30,075	$29,314
Operating expenses	11,025	11,794	14,065	15,539
Operating income	15,486	16,766	16,010	13,775
Net income	$12,924	$13,790	$13,260	$12,521
Net income per limited partner unit - basic (2)	$0.16	$0.21	$0.21	$0.18
Net income per limited partner unit - diluted (2)	$0.16	$0.21	$0.21	$0.18

Year ended December 31, 2014: (1)	First quarter	Second quarter	Third quarter	Fourth quarter
Operating revenues	$66	$1,393	$1,621	$3,369
Operating expenses	9,402	7,383	10,922	9,307
Operating loss	(9,336)	(5,990)	(9,301)	(5,938)
Net loss	$(9,928)	$(6,583)	$(9,880)	$(4,937)
Net income per limited partner unit - basic (2)	N/A	N/A	N/A	$0.02
Net income per limited partner unit - diluted (2)	N/A	N/A	N/A	$0.02
(1) The sum of quarterly data in some cases may not equal the yearly total due to rounding.
(2) Net income per limited partner unit is presented only for the period subsequent to the IPO.
(3) The Partnership’s quarterly financial information for the first and second quarters of 2015 have been recast to reflect the results of operations of the Water Assets. The results of operations of the Water Assets for the first and second quarters of 2015 are presented below.

Year ended December 31, 2015:	First quarter	Second quarter
Operating revenues	$10,345	$8,830
Operating expenses	4,461	4,997
Operating income	5,884	3,833
Net income	$3,855	$1,458

Report of Independent Auditors
The Board of Directors of Rice Energy Inc.
We have audited the accompanying financial statements of Alpha Shale Resources Midstream Assets, which comprise the balance sheet as of December 31, 2013, and the related statement of operations, cash flows and partners’ capital for the year then ended, and the related notes to the financial statements.
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
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alpha Shale Resources Midstream Assets at December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
November 24, 2014

Alpha Shale Resources Midstream Assets
Balance Sheet

(in thousands)	December 31, 2013
Assets
Current assets:
Accounts receivable	$100
Total current assets	100

Property and equipment, net	25,120
Total assets	$25,220

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$2,039
Accrued capital expenditures	509
Other accrued liabilities	6
Total current liabilities	2,554

Long-term liabilities:
Asset retirement obligations	164
Total liabilities	2,718

Partners’ capital	22,502
Total liabilities and partners’ capital	$25,220
The accompanying notes are an integral part of these financial statements.

Alpha Shale Resources Midstream Assets
Statement of Operations

(in thousands)	Year Ended December 31, 2013
Operating revenues:
Third-party	$—
Total operating revenues	—

Operating expenses:
Direct operating expense	1,015
General and administrative expenses	831
Depreciation and amortization expense	635
Total operating expenses	2,481

Interest expense	179
Net loss	$(2,660)

The accompanying notes are an integral part of these financial statements.

Alpha Shale Resources Midstream Assets
Statement of Cash Flows

(in thousands)	Year Ended December 31, 2013
Cash flows from operating activities:
Net loss	$(2,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	635
Increase in:
Accounts receivable	(95)
Increase in:
Accrued liabilities	112
Net cash used in operating activities	(2,008)

Cash flows from investing activities:
Capital expenditures	(8,513)
Net cash used in investing activities	(8,513)

Cash flows from financing activities:
Contribution from parent	10,521
Net cash provided by financing activities	10,521

Net increase in cash	—
Cash at the beginning of the year	—
Cash at the end of the year	$—
The accompanying notes are an integral part of these financial statements.

Alpha Shale Resources Midstream Assets
Statement of Partners’ Capital

(in thousands)
Balance at January 1, 2013	$14,641
Contribution from parent	10,521
Net loss	(2,660)
Balance at December 31, 2013	$22,502

The accompanying notes are an integral part of these financial statements.

1.	Description of the Business
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
Property and Equipment
Property and other equipment is recorded at cost and is being depreciated over estimated useful lives of fifteen to sixty years on a straight-line basis. Depreciation expense was $0.6 million for the year ended December 31, 2013, respectively. The following table provides detail of property and equipment presented in the balance sheet for the year ended December 31, 2013.

(in thousands)	Year Ended December 31, 2013
Property and equipment	$26,246
Accumulated depreciation	(1,126)
Net property and equipment	$25,120
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
Asset Retirement Obligations
We operate and maintain our gathering systems and we intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, no asset retirement obligation has been recorded for our gathering systems as we believe that these assets have indeterminate useful lives. Asset retirement obligations related to our water assets presented in the balance sheet at December 31, 2013 were $0.2 million.
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
For the year ended December 31, 2013 general and administrative expenses charged to us were approximately $0.8 million. Alpha Shale Resources is allocated a portion of the general and administrative expense incurred by Rice Energy according to the terms of a master service agreement. Alpha Shale Resources then allocated a portion of its total general and administrative expenses to the midstream asset statements of operations at December 31, 2013 based on our estimate of the expense attributable to our operations.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our general partner has evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report, to allow timely decisions regarding required disclosure. Based upon that evaluation, the principal executive officer and principal financial officer of our general partner concluded that their disclosure controls and procedures were effective as of December 31, 2015.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(t) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting for us as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.
Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of the Partnership concluded that their internal control over financial reporting was effective as of December 31, 2015.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Management of Rice Midstream Partners LP
We are managed and operated by the board of directors and executive officers of our general partner. Our general partner is controlled by Rice Midstream Holdings, a subsidiary of Rice Energy. All of our officers and certain of our directors are also officers and/or directors of Rice Energy. Neither our general partner nor its board of directors is elected by our unitholders and neither will be subject to re-election in the future. Rice Midstream Holdings, is the sole member of our general partner and has the right to appoint our general partner’s entire board of directors. Our unitholders will not be entitled to directly or indirectly participate in our management or operations. Our general partner owes certain contractual duties to our unitholders as well as a fiduciary duty to its owners.
Director Independence
Our general partner has six directors. The NYSE does not require a listed publicly traded partnership such as ours to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act.
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
Rice Energy provides customary management and general administrative services to us pursuant to an omnibus agreement. Our general partner reimburses Rice Energy at cost for its direct expenses incurred on behalf of us and a proportionate amount of its indirect expenses incurred on behalf of us, including, but not limited to, compensation expenses. Neither our general partner nor Rice Energy receives any management fee or other compensation. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence Procedures for Review, Approval and Ratification of Related Person Transactions—Agreements with Affiliates—Omnibus Agreement.”
Executive Sessions
Our Corporate Governance Guidelines provide that the non-management directors will have regularly scheduled meetings in executive session. In the event that the non-management directors include directors who are not independent under the listing requirements of the NYSE, then at least once a year, our Corporate Governance Guidelines provide that there will be an executive session including only independent directors. Currently, the chairman of the board of directors presides at the executive sessions of the non-management directors and at the executive sessions of the independent directors.
Interested Party Communications with the Board of Directors
Unitholders and other interested parties may communicate by writing to:

Rice Midstream Management LLC
Attention: General Counsel
400 Woodcliff Drive
Canonsburg, Pennsylvania 15317

Unitholders and any other interested parties should mark the envelope containing each communication as “Unitholder Communication with Directors” and clearly identify the intended recipient(s) of the communication. Our General Counsel will review each communication received from unitholders and other interested parties and will forward the communication, as expeditiously as reasonably practicable, to the addressees if: (1) the communication complies with the requirements of any applicable policy adopted by the board of directors relating to the subject matter of the communication; and (2) the communication falls within the scope of matters generally considered by the board of directors. To the extent the subject matter of a communication relates to matters that have been delegated by the board of directors to a committee or to an executive officer, then our General Counsel may forward the communication to the executive officer or chairman of the committee to which the matter has been delegated. The acceptance and forwarding of communications to the members of the board of directors or an executive officer does not imply or create any fiduciary duty of the board members or executive officer to the person submitting the communications.
Available Governance Materials
Copies of our Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics, Financial Code of Ethics, and the audit committee charter are posted on, and may be obtained through, our website, www.ricemidstream.com, or may be requested in print, at no cost, by telephone at (724) 746-6720 or by mail at: Rice Midstream Partners LP, 400 Woodcliff Drive, Canonsburg, PA 15317, Attention: Investor Relations.
Executive Officers and Directors of Our General Partner
The following table sets forth the names, ages and titles of our directors and executive officers as of February 22, 2016. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. Some of the directors and executive officers of our general partner also serve as executive officers and/or directors of Rice Energy.

Name	Age	Position with Rice Energy
Daniel J. Rice IV	35	Director, Chief Executive Officer
Grayson T. Lisenby	29	Senior Vice President and Chief Financial Officer
Robert R. Wingo	37	Director, Senior Vice President, Chief Operating Officer
James W. Rogers	35	Senior Vice President, Chief Accounting & Administrative Officer, Treasurer
William E. Jordan	35	Senior Vice President, General Counsel and Corporate Secretary
Daniel J. Rice III	64	Director
Robert F. Vagt	68	Director (Chairman)
D. Mark Leland	54	Director
James H. Lytal	58	Director
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
Daniel J. Rice III has served on our general partner’s board of directors since August 2014 and has served as a member of Rice Energy’s board of directors since October 2013. He also served as managing general partner of Rice Energy Family Holdings, LP from February 2007 until its dissolution in November 2014. Since January 2013, Mr. Rice has served as lead portfolio manager for GRT Capital’s energy division. From 2005 to December 2012, Mr. Rice served as a managing director and portfolio manager for BlackRock, Inc. (“BlackRock”) and was a member of BlackRock’s Global Resources team, responsible for small cap and all cap energy funds. Prior to joining BlackRock in 2005, he was a senior vice president and portfolio manager at State Street Research & Management (“State Street Research”), responsible for the small cap energy and all cap energy global resources funds. Prior to joining State Street Research in 1984, he was a vice president and portfolio manager with Fred Alger Management. Earlier in his career, Mr. Rice was a vice president and analyst with EF Hutton and an analyst with Loomis Sayles and Co. He began his career in 1975 as an auditor with Price Waterhouse & Co. He earned a BS degree from Bates College in 1973 and an MBA degree from New York University in 1975. He is the father of Mr. Daniel J. Rice IV.

The board believes that Mr. Rice’s considerable financial and energy investing experience, including more than 30 years of experience in the oil and natural gas industry, brings important and valuable skills to the board of directors.
Robert F. Vagt has served on our general partner’s board of directors since August 2014 and as its chairman since December 2014. Mr. Vagt currently serves as a member of the audit committee of our general partner’s board of directors. Mr. Vagt has served as the chairman of Rice Energy’s board of directors since January 2014, and currently serves on Rice Energy’s audit committee and as chairman of its compensation committee. Mr. Vagt has served as a member of the board of directors of Kinder Morgan, Inc. since May 2012, where he serves as a member of the audit committee. Mr. Vagt has also served as a member of the board of directors of El Paso Corporation from May 2005 until June 2012, where he was a member of the compensation and health, safety and environmental committees. From January 2008 until January 2014, Mr. Vagt was the president of The Heinz Endowments. Prior to his tenure at The Heinz Endowments, Mr. Vagt served as president of Davidson College from July 1997 to August 2007. Mr. Vagt served as president and chief operating officer of Seagull Energy Corporation from 1996 to 1997. From 1992 to 1996, he served as president, chairman and chief executive officer of Global Natural Resources. Mr. Vagt served as president and chief operating officer of Adobe Resources Corporation (“Adobe”) from 1989 to 1992. Prior to 1989, he served in various positions with Adobe and its predecessor entities.
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
D. Mark Leland has served on our general partner’s board of directors since December 2014 and currently serves as chairman of the audit committee and as a member of the conflicts committee. Mr. Leland has served on the board of directors of the general partner of Oiltanking Partners, L.P. from May 2012 to February 2015 and on the board of directors of KiOR, Inc. from May 2013 to June 2015. Mr. Leland served as Executive Vice President of El Paso Corporation and President of El Paso’s midstream business unit from October 2009 to May 2012, and as Director of El Paso Pipeline Partners, L.P. from its formation in 2007 to May 2012. Mr. Leland also previously served as Executive Vice President and Chief Financial Officer of El Paso Corporation from August 2005 to November 2009. He served as Executive Vice President of El Paso Exploration & Production Company from January 2004 to August 2005, and as Chief Financial Officer and a director from April 2004 to August 2005. Mr. Leland served as Senior Vice President and Chief Operating Officer of the general partner of GulfTerra Energy Partners, L.P. from January 2003 to December 2003, and as Senior Vice President and Controller from July 2000 to January 2003.
The board believes that Mr. Leland’s extensive operational and financial experience in the midstream energy industry, as well as his experience on the boards of numerous publicly traded energy companies, provides significant contributions to the board of directors of our general partner.
James H. Lytal has served on our general partner’s board of directors since August 2015 and currently serves as a member of the audit committee and as chairman of the conflicts committee. Mr. Lytal has served on the board of directors of SemGroup Corporation since November 2011, on the board of directors of Azure Midstream GP, LLC since August 2013 and on the board of directors of Archrock, Inc. since April 2015. Since April 2009, Mr. Lytal has also served as a senior advisor to Global Infrastructure Partners, a New York based partnership that invests in infrastructure assets globally. From 1994 to 2004, Mr. Lytal was president of Leviathan Gas Pipeline Partners, which later became El Paso Energy Partners, and then Gulfterra Energy Partners, where he served on the board of directors. In 2004, Gulfterra Energy Partners merged with Enterprise Products Partners, one of the largest publicly-traded energy partnerships in the United States, where Mr. Lytal served as executive vice president until 2009. From 1998 to 2008, he was directly involved in the development of over $3 billion in offshore platform and oil and gas pipeline projects. Having entered the energy industry in 1980, Mr. Lytal’s business experience includes midstream mergers, acquisitions and master limited partnership drop-downs, as well as onshore midstream and deepwater asset development and management. He graduated from the University of Texas at Austin with a Bachelor of Science degree in petroleum engineering.
The board believes that Mr. Lytal’s extensive operational, managerial and financial experience in the midstream energy industry, as well as his experience on the boards of numerous publicly traded energy companies, provides significant contributions to the board of directors of our general partner.
Committees of the Board of Directors
The board of directors of our general partner has two standing committees: an audit committee and a conflicts committee. We do not have a compensation committee, but rather the board of directors of our general partner approves equity grants to directors and employees.

Audit Committee
Rules implemented by the NYSE and SEC require us to have an audit committee comprised of at least three directors who meet the independence and experience standards established by the NYSE and the Exchange Act. As required by the rules of the SEC and listing standards of the NYSE, the audit committee consists solely of independent directors. Our audit committee currently consists of Messrs. Vagt, Leland and Lytal, each of whom is independent under the rules of the SEC. SEC rules also require that a public company disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules. The board of directors of our general partner believes Messrs. Leland and Vagt satisfies the definition of “audit committee financial expert.”
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
Conflicts Committee
Messrs. Leland and Lytal serve on our conflicts committee and review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee will determine if the resolution of the conflict of interest is adverse to the interest of the Partnership. There is no requirement that our general partner seek the approval of the conflicts committee for the resolution of any conflict. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Rice Energy, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.
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
Based solely upon our review of copies of filings or written representations from the reporting persons, we believe that all reports for the executive officers and directors of our general partner and persons who beneficially own more than 10% of our common units that were required to be filed under Section 16(a) of the Exchange Act in 2015 were filed on a timely basis.
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

Item 11. Executive Compensation
Our general partner has the sole responsibility for conducting our business and for managing our operations, and its board of directors and executive officers make decisions on our behalf. The executive officers of our general partner, who are employed by Rice Energy, manage the day-to-day affairs of our business. References to “our executive officers” and “our directors” refer to the executive officers and directors of our general partner.
Our executive officers allocate their time between managing our business and affairs and that of Rice Energy. Our executive officers devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.
We and our general partner were formed in August 2014 and had no material assets or operations until the closing of our IPO on December 22, 2014. Accordingly, our general partner did not accrue any obligations with respect to compensation expenses for its directors and executive officers for any periods prior to the closing of our IPO. Because the executive officers of our general partner are employed by Rice Energy, compensation of the executive officers is determined and paid by Rice Energy, except for any awards granted under the LTIP. Such compensation is reimbursed by us to Rice Energy with respect to the portion of our executive officers’ professional time spent managing our business in accordance with the terms of the omnibus agreement with our general partner and Rice Energy. Please read “Item 13. Certain Relationships and Related Transactions, and Director Independence Procedures for Review, Approval and Ratification of Related Person Transactions—Agreements with Affiliates—Omnibus Agreement” for more information about the omnibus agreement. The members of the board of directors of our general partner administer and make all decisions regarding awards granted to our executive officers under the LTIP, and we are solely responsible for the cost of any awards granted thereunder.
As we currently are considered an emerging growth company under the JOBS Act, the compensation-related sections of this Annual Report on Form 10-K are intended to comply with the reduced compensation disclosure requirements applicable to emerging growth companies.
In accordance with the JOBS Act, we are required to provide a Summary Compensation Table, an Outstanding Equity Awards at Fiscal Year End Table and a Director Compensation Table, as well as limited narrative disclosures. Further, our reporting obligations extend only to the principal executive officer of our general partner (“our principal executive officer”) and our two most highly compensated executive officers (other than our principal executive officer), as determined by reference to total compensation for 2015, which is reported in the Summary Compensation Table below.
Summary Compensation Table
The following table provides compensation information regarding: (i) Daniel J. Rice IV, our principal executive officer, and (ii) Messrs. Grayson T. Lisenby and Robert R. Wingo, the two most highly compensated executives during 2015, other than our principal executive officer. We refer to these executives as our “named executive officers” or “NEOs.”
The following table summarizes the total compensation for our NEOs for services rendered to us during the fiscal years ended December 31, 2015 and December 31, 2014 (the latter with respect to the period beginning on December 22, 2014, the date of the closing of our IPO, and ending on December 31, 2014). Other than with respect to equity incentive awards granted to our NEOs under the LTIP, for which we bear the entire cost, the amounts reported in the table below reflect only the compensation reimbursed by us to Rice Energy under the omnibus agreement with respect to our NEOs for the period presented, which we believe most accurately reflects the total compensation paid to the NEOs for services provided to us during 2015 and 2014. We do not reimburse Rice Energy for any expenses related to equity or equity-based awards granted by Rice Energy to our NEOs and, as such, the values of any such awards are not included in the table below. For the avoidance of doubt, the amounts reported in the table below do not reflect the aggregate compensation received by these individuals for all services to Rice Energy and its affiliates, including us and our general partner. The amounts reported in the table are intended only to represent the compensation received by our NEOs during the stated periods for services rendered to us.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Daniel J. Rice, IV, Chief Executive Officer	2015	40,000	—	55,897(3)	1,590	97,487
	2014	3,449	250,008	4,503	106	258,066
Grayson T. Lisenby, Sr. Vice President and Chief Financial Officer	2015	40,000	—	55,897(3)	—	95,897
Robert R. Wingo, Sr. Vice President, Chief Operating Officer	2015	137,500	—	76,150(3)	7,950	221,600
	2014	3,119	399,993	2,062	187	405,361

(1)
Represents the portion of the base salary paid to our NEOs by Rice Energy that was reimbursable by us under the omnibus agreement. Messrs. Rice and Wingo also served as members of our board of directors during 2014 and 2015, but did not receive compensation for such service.

(2)
The amounts shown in this column represent the aggregate grant date fair value of the phantom units granted under the LTIP, computed in accordance with FASB ASC Topic 718, based on the $16.50 IPO price per common unit. No awards were made under the LTIP to the NEOs in 2015. For additional information regarding the assumptions used in connection with the valuation of the phantom units pursuant to FASB ASC Topic 718, please see Note 6 to our financial statements for the fiscal year ended December 31, 2015.

(3)
Amounts reflect the portion of the annual bonuses earned for 2015, paid by Rice Energy based on performance against metrics established by Rice Energy, and reimbursable by us under our omnibus agreement with Rice Energy. The Rice Energy annual bonus program will be described in the Rice Energy proxy statement for the 2016 Annual Meeting of Shareholders, in the section entitled “Executive Compensation - Compensation Discussion and Analysis - Elements of Compensation - 2015 Annual Incentive Awards.”

(4)	Amounts reported in the “All Other Compensation” column reflect matching contributions made by Rice Energy to the NEOs’ 401(k) plan accounts.
Narrative Disclosure to Summary Compensation Table
Compensation Paid by Rice Energy
As described above, except with respect to the LTIP, Rice Energy determines and pays our NEOs’ compensation. In accordance with the terms of our omnibus agreement with our general partner and Rice Energy, the amounts listed in the Salary, Non-Equity Compensation Plan and All Other Compensation columns represent such amounts reimbursed by us to Rice Energy for our NEOs’ professional time spent managing our business. For detailed information regarding these compensation amounts paid to our NEOs and included in our Summary Compensation Table, including how Rice Energy determines these amounts and the material terms of bonus awards, please read the Compensation Discussion & Analysis section and accompanying compensation tables of the Rice Energy proxy statement for the 2016 Annual Meeting of Shareholders, which we expect will be filed in April 2016.
Rice Midstream Partners LP 2014 LTIP
In connection with our IPO in December 2014, we granted phantom units under the LTIP to each of our NEOs as compensation for their services to be provided to us. Each phantom unit granted to our NEOs will vest 100% on the second anniversary of the grant date (that is, on December 19, 2016), so long as the NEO continues to provide services to us or our affiliates through that date, with each unit representing the right to receive one common unit. The NEOs do not have the right to vote with respect to the phantom units or receive any distributions paid on our common units as a result of the grant, holding or settlement of the phantom units. We did not grant any equity or equity-based awards to our NEOs under the LTIP in 2015.
Under the LTIP, in the event a participant experiences a separation from service with RMP and its affiliates, any unvested phantom units will be forfeited automatically. Upon a Change of Control (as defined in the LTIP), the board of directors of our general partner (or designated committee) may: (i) remove any applicable forfeiture restrictions on any unvested phantom units; (ii) accelerate the applicable Restricted Period (as defined in the LTIP); (iii) cancel the unvested phantom units and pay to each holder an amount of cash, as set forth in the LTIP; (iv) cancel any unvested phantom units without payment of any consideration to the participant; or (v) make any other adjustments as the board or committee deems appropriate to reflect such Change of Control (including, but not limited to, the substitution for new awards).
Outstanding Equity Awards at Fiscal Year-End 2015
The following table sets forth information regarding outstanding equity awards held by our NEOs at December 31, 2015.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Daniel J. Rice IV	15,152	204,400
Grayson T. Lisenby	15,152	204,400
Robert R. Wingo	24,243	327,038
_____________________

(1)	The amount shown is the number of unvested phantom units granted under the LTIP. All phantom units vest on December 19, 2016.

(2)	The market value of the phantom units is based on the $13.49 closing market price per unit on December 31, 2015, as reported on the NYSE.
Additional Narrative Disclosure
Rice Energy Retirement Benefits and Potential Payments upon Employment Termination or Change of Control
We do not sponsor any plans or programs that provide for retirement benefits and do not have any agreements with our NEOs that provide for payment to them in the event of their resignation, retirement, or other termination or change of control.
For information regarding Rice Energy’s programs and agreements that provide for retirement or severance payments to our NEOs, please see the Compensation Discussion & Analysis section of the Rice Energy proxy statement for the 2016 Annual Meeting of Shareholders, which we expect will be filed in April 2016.
Director Compensation
The following table shows information about non-executive director compensation for the year ended December 31, 2015:
Non-Executive Director Compensation Table in 2015

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
Daniel J. Rice III(1)	—	—	—
Robert F. Vagt(1)	—	—	—
D. Mark Leland	100,000	170,015	270,015
James. H. Lytal(3)	33,250	136,885	170,135

(1)	Messrs. Daniel J. Rice III and Robert F. Vagt did not receive any additional compensation for their service as a member of our general partner’s board of directors during 2015.

(2)
Amounts reflect the grant date fair value of phantom units granted to Messrs. Leland and Lytal in connection with their respective service as directors during 2015, calculated in accordance with FASB ASC Topic 718. The amounts reflected are calculated based on the number of units granted multiplied by the closing price of units on the day of the grant. A discussion of these assumptions is found at Note 6 to our audited financial statements. As of December 31, 2015, Messrs. Leland and Lytal held 19,016 and 8,271 phantom units, respectively, which will cliff vest at the end of the requisite service period, and be settled in our common units.

(3)	Mr. Lytal joined the board on August 1, 2015. His annual cash retainer has been prorated to coincide with his length of service.
Narrative Disclosure to Director Compensation Table
Officers and employees of Rice Energy, and members of the Rice family who also serve as directors of our general partner, do not receive additional compensation for such service. Messrs. Daniel J. Rice IV and Robert R. Wingo did not receive additional compensation for serving as directors. Their compensation is reported in the Summary Compensation Table. Generally, compensation for directors of our general partner consists of (a) an annual cash retainer of $250,000 for the chairman of the board, $100,000 for committee chairmen, and $90,000 for all other such directors, each to be paid on a quarterly basis, and (b) an annual equity award valued at approximately $250,000 for the chairman of the board, $170,000 for committee chairmen, and $165,000 for all other such directors.
During 2015, Messrs. D. Mark Leland and James H. Lytal were the only individuals who received compensation for their services as directors of our general partner. Mr. Vagt was eligible, but declined to, receive compensation for his service on the board of our general partner in 2015. The equity awards granted to Messrs. Leland and Lytal during 2015 were phantom units which will vest and be settled in our common units on the second anniversary of the date of grant, so long as they continue to provide services to us through that date.
In addition, each director will be reimbursed for out-of-pocket expenses incurred in connection with attending board and committee meetings and will be fully indemnified by us for actions associated with serving as a director to the fullest extent permitted under Delaware law.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of our common and subordinated units as of February 22, 2016 held by:

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

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Common Units Beneficially Owned(2)	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned(2)
Rice Energy(3)	3,623	*	28,753,623	100%	40.5%
OppenheimerFunds, Inc.(4)	3,730,871	8.8%	—	—	5.3%
Atlantic Trust Group LLC(5)	1,593,013	3.8%	—	—	2.2%
Goldman Sachs Asset Management(6)	3,408,987	8.1%	—	—	4.8%
Harvest Fund Advisors(7)	6,991,875	16.6%	—	—	9.9%
Clearbridge Investments, LLC(8)	2,121,539	5.0%	—	—	3.0%
Daniel J. Rice IV	1,000	*	—	—	*
Robert R. Wingo	12,500	*	—	—	*
Grayson T. Lisenby	16,000	*	—	—	*
Daniel J. Rice III	—	—	—	—	—
Robert F. Vagt	—	—	—	—	—
D. Mark Leland	25,000	*	—	—	*
James H. Lytal	—	—	—	—	—
All directors and executive officers as a group (9 persons)	69,500	*	—	—	*

*	Less than one percent.

(1)
This column does not include 15,152 phantom units that we granted to each of Daniel J. Rice IV, Grayson T. Lisenby and James W. Rogers, and 24,243 phantom units that we granted to each of Robert R. Wingo and William E. Jordan in connection with the closing of our IPO pursuant to the Rice Midstream Partners LP Long-Term Incentive Plan. These phantom units will vest 100% on the second anniversary of the date of grant and will not be entitled to receive cash distributions prior to vesting. In addition, this column does not include 19,016 and 8,271 phantom units held by Messrs. Leland and Lytal, respectively, that were granted in connection with their respective service as directors and which will cliff vest at the end of the requisite service period in our common units.

(2)	Percentages of beneficial ownership are based on 42,163,749 common units and 28,753,623 subordinated units outstanding as of February 22, 2016.

(3)
Under the limited liability company agreement of the general partner of GP Holdings, the voting and disposition of any of our common or subordinated units held by GP Holdings will be controlled by the board of managers of the general partner of GP Holdings. The board of managers of GP Holdings, which acts by majority approval, is comprised of Grayson T. Lisenby, Robert R. Wingo and William F. Jordan. Each of the members of the general partner of GP Holdings’ board of directors disclaims beneficial ownership of any of our units held by GP Holdings.

(4)	The address of the beneficial owner is Two World Financial Center, 225 Liberty Street, New York, NY 10281.

(5)	The address of the beneficial owner is 3290 Northside Parkway, 7th Floor, Atlanta, GA 30327.

(6)	The address of the beneficial owner is 200 West Street, New York, NY 10282.

(7)	The address of the beneficial owner is 100 W. Lancaster Avenue, Suite 200, Wayne, PA 19087.

(8)	The address of the beneficial owner is 620 8th Avenue, New York, NY 10018.

The following table sets forth the number of shares of common stock of Rice Energy owned by each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group as of February 22, 2016:

Name of Beneficial Owner	Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned
Daniel J. Rice IV (2)	29,436	*
Grayson T. Lisenby (3)	39,401	*
Robert R. Wingo (4)	1,214	*
Daniel J. Rice III (5)	2,556,844	1.9%
Robert F. Vagt (6)	25,869	*
D. Mark Leland	—	*
James H. Lytal	—	—
All directors and executive officers as a group (9 persons)	2,688,410	1.9%

*	Less than one percent.

(1)	Based upon an aggregate of 136,391,709 shares outstanding as of February 22, 2016.

(2)	This number does not include 23,252 restricted stock units or any unearned performance stock units that have been issued to Mr. Rice under Rice Energy’s equity incentive plans.

(3)	This number does not include 23,252 restricted stock units or any unearned performance stock units that have been issued to Mr. Lisenby under Rice Energy’s equity incentive plans.

(4)	This number does not include 3,769 restricted stock units or any unearned performance stock units that have been issued to Mr. Wingo under Rice Energy’s equity incentive plans.

(5)
By virtue of his relationship as the spouse of the co-trustee of the Rice Energy Irrevocable Trust, Mr. Daniel J. Rice III is deemed to have an indirect beneficial interest in the 29,800,000 shares of common stock held by the Rice Energy Irrevocable Trust. Mr. Daniel J. Rice III disclaims beneficial ownership of any interests in Rice Energy in excess of his indirect pecuniary interest therein.

(6)	This number does not include 11,216 restricted stock units that have been issued to Mr. Vagt under Rice Energy’s equity incentive plans.
Equity Compensation Plan Information
The following table provides information regarding securities authorized for issuance under our equity compensation plan as of December 31, 2015:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (3)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	432,628	—	4,567,372
Total	432,628	—	4,567,372

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

(3)
The figures in this column reflect the total number of common units remaining available for future issuance under the LTIP as of December 31, 2015. The LTIP was adopted by our general partner in connection with but prior to the closing of our IPO and provides for the grant of a wide variety of cash and equity awards. For additional information about the LTIP and the awards granted thereunder, please read “Item 11. Executive Compensation.” For a summary of the material terms of the LTIP, please refer to the section of our Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission on December 8, 2014, entitled “Management-Long-Term Incentive Plan.”

Item 13. Certain Relationships and Related Transactions, and Director Independence Procedures for Review, Approval and Ratification of Related Person Transactions
GP Holdings owns 3,623 common units and 28,753,623 subordinated units representing an aggregate approximately 41% limited partner interest in us and all of the incentive distribution rights. Rice Energy owns and controls (and appoints all the directors of) our general partner, which owns a non-economic general partner interest in us.
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

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.
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
Other Contractual Relationships with Rice Energy
Gas Gathering and Compression Agreement
On December 22, 2014, we entered into a 15 year, fixed fee gas gathering and compression agreement with Rice Energy under which we have agreed to gather natural gas on our Washington County and Greene County gathering systems and provide compression services. Under the agreement, we will charge Rice Energy a gathering fee of $0.30 per Dth and a compression fee of $0.07 per Dth per stage of compression, each subject to annual adjustment for inflation based on the Consumer Price Index. This agreement covers approximately 93,000 gross acres of Rice Energy’s acreage position in the dry gas core of the Marcellus Shale in southwestern Pennsylvania as of December 31, 2015 and any future acreage it acquires within these counties, excluding the first 40.0 MDth/d of Rice Energy’s production from approximately 19,000 gross acres subject to a pre-existing third-party dedication.
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
Water Services Agreements
On November 4, 2015, we entered into water services agreements with Rice Energy, whereby we have agreed to provide certain fluid handling services to Rice Energy, including the exclusive right to provide fresh water for well completions operations in the Marcellus and Utica Shales and to collect and recycle or dispose of flowback and produced water for Rice Energy within areas of dedication in defined service areas in Pennsylvania and Ohio. In consideration for the acquisition of the Water Assets, we paid Rice Energy $200.0 million in cash plus an additional amount, if certain of the conveyed systems’ capacities increase by 5.0 MMgal/d on or prior to December 31, 2017, equal to $25.0 million less the capital expenditures expended by us to achieve such increase, in accordance with the terms of the Purchase Agreement. The initial term of the Water Services Agreements is until December 22, 2029 and from month to month thereafter. Under the agreements, Rice Energy will pay us (i) a variable fee, based on volumes of water supplied, for freshwater deliveries by pipeline directly to the well site, subject to annual CPI adjustments and (ii) a produced water hauling fee of actual out-of-pocket cost incurred by us, plus a 2% margin.
Pipeline, Construction, Ownership and Operating Agreement
A subsidiary of Rice Energy is party to a Pipeline, Construction, Ownership and Operating Agreement, or the Whipkey Agreement, pursuant to which it owns a 60% working interest in a joint venture that owns a natural gas gathering pipeline in Greene County, Pennsylvania. The gathering pipeline owned by the joint venture is connected to seven producing wells operated by Rice Energy. The Whipkey Agreement was contributed to us in connection with the closing of our initial public offering. We recognized approximately $0.5 million, $0.2 million and $3.0 million of revenue, respectively, during the years ended December 31, 2013, December 31, 2014 and December 31, 2015 pursuant to the Whipkey Agreement.
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
Item 14. Principal Accountant Fees and Services
Ernst & Young LLP (“E&Y”) served as our independent auditor for the fiscal years ended December 31, 2015 and 2014. The following table presents fees billed for professional audit services rendered by E&Y for the audit of our annual financial statements for the years ended December 31, 2015 and 2014, and fees for other services rendered by E&Y.

(in thousands)	2015	2014
Audit Fees(1)	$542.5	$653.4
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$542.5	$653.4

(1)
For fiscal year 2015, includes E&Y fees for professional services provided in connection with (a) audit of our financial statements, (b) review of our quarterly consolidated financial statements and (c) review of our filings with the SEC, including review of registration statements, comfort letters and consents.

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
The audit committee has approved the appointment of E&Y as our independent auditor to conduct the audit of our consolidated financial statements for the year ending December 31, 2016.

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
February 25, 2016
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title (Position with Rice Midstream Management LLC)	Date

/s/ Daniel J. Rice IV	Director, Chief Executive Officer	February 25, 2016
Daniel J. Rice IV	(Principal Executive Officer)

/s/ Grayson T. Lisenby	Senior Vice President and Chief Financial Officer	February 25, 2016
Grayson T. Lisenby	(Principal Financial Officer)

/s/ James W. Rogers	Senior Vice President, Chief Accounting &	February 25, 2016
James W. Rogers	Administrative Officer, Treasurer
(Principal Accounting Officer)

/s/ Robert R. Wingo	Director, Senior Vice President, Chief Operating Officer	February 25, 2016
Robert R. Wingo

/s/ Daniel J. Rice III	Director	February 25, 2016
Daniel J. Rice III

/s/ Robert F. Vagt	Director	February 25, 2016
Robert F. Vagt

/s/ D. Mark Leland	Director	February 25, 2016
D. Mark Leland

/s/ James H. Lytal	Director	February 25, 2016
James H. Lytal

Index to Exhibits
Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1***
Purchase and Sale Agreement, dated as of November 4, 2015, by and between Rice Energy Inc. and Rice Midstream Partners LP (incorporated by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on November 5, 2015).

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

4.1
Registration Rights Agreement, dated as of November 10, 2015, by and among Rice Midstream Partners LP and the Purchasers named on Schedule A thereto (incorporated by reference to Exhibit 4.1 of the Partnership’s Registration Statement on Form S-1 (File No. 333-207977) filed with the Commission on November 13, 2015).

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

10.6
First Amendment to Credit Agreement, dated as of January 13, 2016, among Rice Midstream Partners LP, as parent guarantor, Rice Midstream OpCo LLC, as borrower, Wells Fargo Bank, N.A., as administrative agent, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 801-36789) filed with the Commission on January 15, 2016).

10.7
Employee Secondment Agreement, dated as of December 22, 2014, by and between Rice Energy Inc. and Rice Midstream Partners LP (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on December 22, 2014).

10.8†
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

10.10†
Form of Phantom Unit Agreement- Cash Settled under the Rice Midstream Partners LP 2014 Long- Term Incentive Plan (incorporated by reference to Exhibit 4.5 of the Partnership’s Registration Statement on Form S-8 (File No. 333-201169) filed with the Commission on December 19, 2014).

10.11
Common Unit Purchase Agreement, dated as of November 4, 2015, by and among Rice Midstream Partners LP and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on November 5, 2015).

10.12
Amended and Restated Water Services Agreement, dated as of November 4, 2015, by and between Rice Drilling B LLC and Rice Water Services (PA) LLC (incorporated by reference to Exhibit 10.2 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on November 5, 2015).

10.13
Amended and Restated Water Services Agreement, dated as of November 4, 2015, by and between Rice Drilling D LLC and Rice Water Services (OH) LLC (incorporated by reference to Exhibit 10.3 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on November 5, 2015).

21.1
List of Subsidiaries of Rice Midstream Partners LP (incorporated by reference to Exhibit 21.1 of the Partnership’s Registration Statement on Form S-1 (File No. 333-207977) filed with the Commission on November 13, 2015).

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

***
The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Partnership will furnish copies of such schedules to the Securities and Exchange Commission upon request.

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