Form 10-Q
period 2016-03-31
Rice Midstream Partners LP
filed 2016-05-05
CIK 1620928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______ to_______
Commission File Number: 001-36789
Rice Midstream Partners LP
(Exact name of registrant as specified in its charter)

Delaware	47-1557755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2200 Rice Drive Canonsburg, Pennsylvania	15317
(Address of principal executive offices)	(Zip code)

(724) 271-7200
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

At May 3, 2016, there were 70,917,372 units (consisting of 42,163,749 common units and 28,753,623 subordinated units) outstanding.

RICE MIDSTREAM PARTNERS LP
QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”) on file with the Securities and Exchange Commission (the “SEC”) and in this Quarterly Report.
Forward-looking statements may include statements about:

•	the ability of Rice Energy or our other customers to meet their drilling and development plans on a timely basis or at all;

•	our business strategy;

•	realized natural gas, natural gas liquids (“NGLs”) and oil prices;

•	competition and government regulations;

•	actions taken by third-party producers, operators, processors and transporters;

•	pending legal or environmental matters;

•	costs of conducting our gathering and compression and water services operations;

•	general economic conditions;

•	credit and capital markets;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our gathering and compression and water services businesses. These risks include, but are not limited to, commodity price volatility; inflation; environmental risks; regulatory changes; the uncertainty inherent in projecting future throughput volumes, cash flow and access to capital; the timing of development expenditures of Rice Energy or our other customers; and the other risks described under “Item 1A. Risk Factors” in the 2015 Annual Report and in this Quarterly Report.
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

Commonly Used Defined Terms
As used in the Quarterly Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Rice Midstream Partners LP,” the “Partnership,” “we,” “our,” “us” or like terms refers to Rice Midstream Partners LP and its consolidated subsidiaries;

•	“our general partner” or “Midstream Management” refers to Rice Midstream Management LLC, a wholly-owned subsidiary of Rice Energy;

•	“Rice Energy” refers to Rice Energy Inc. and its consolidated subsidiaries;

•	“Rice Midstream Holdings” refers to Rice Midstream Holdings LLC, the owner of our general partner and a subsidiary of Rice Energy;

•	“GP Holdings” refers to Rice Midstream GP Holdings LP, a subsidiary of Rice Energy;

•	“Rice Poseidon” refers to Rice Poseidon Midstream LLC, a wholly-owned subsidiary of Rice Midstream Partners LP;

•	“PA Water” refers to Rice Water Services (PA) LLC, a wholly-owned subsidiary of Rice Midstream Partners LP; and

•	“OH Water” refers to Rice Water Services (OH) LLC, a wholly-owned subsidiary of Rice Midstream Partners LP.

PART I

Rice Midstream Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$9,811	$7,597
Accounts receivable	11,111	9,926
Accounts receivable - affiliate	13,212	6,438
Prepaid expenses, deposits and other	238	192
Total current assets	34,372	24,153

Property and equipment, net	605,295	578,026
Deferred financing costs, net	2,164	2,310
Goodwill	39,142	39,142
Intangible assets, net	45,752	46,159
Total assets	$726,725	$689,790

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$11,302	$13,484
Accrued capital expenditures	13,716	15,277
Other accrued liabilities	6,088	3,067
Total current liabilities	31,106	31,828

Long-term liabilities:
Long-term debt	159,000	143,000
Other long-term liabilities	3,223	3,128
Total liabilities	193,329	177,956

Partners’ capital:
Common units (42,163,749 issued and outstanding at March 31, 2016 and December 31, 2015)	637,772	624,557
Subordinated units (28,753,623 issued and outstanding at March 31, 2016 and December 31, 2015)	(104,376)	(112,723)
Total partners’ capital	533,396	511,834
Total liabilities and partners’ capital	$726,725	$689,790

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Operations (1)
(Unaudited)

	Three Months Ended March 31,
(in thousands, except unit data)	2016	2015
Operating revenues:
Affiliate	$44,385	$23,860
Third-party	10,158	2,651
Total operating revenues	54,543	26,511

Operating expenses:
Operation and maintenance expense (2)	8,611	2,904
General and administrative expense (2) (3)	4,676	4,194
Incentive unit expense (4)	—	434
Depreciation expense	5,370	3,085
Acquisition costs	73	—
Amortization of intangible assets	408	408
Other income	(212)	—
Total operating expenses	18,926	11,025

Operating income	35,617	15,486
Other income	—	9
Interest expense (5)	(1,047)	(521)
Amortization of deferred finance costs	(144)	(144)
Income before income taxes	34,426	14,830
Income tax expense	—	(1,906)
Net income	$34,426	$12,924

Calculation of limited partner interest in net income:
Net income	$34,426	$12,924
Less: Pre-acquisition net income allocated to general partner	—	3,856
Limited partner net income	$34,426	$9,068

Net income per limited partner unit:
Common units (basic)	$0.49	$0.16
Common units (diluted)	$0.48	$0.16
Subordinated units (basic and diluted)	$0.49	$0.16

Cash distributions declared per limited partner unit: (6)
Common units	$0.2100	$0.1875
Subordinated units	$0.2100	$0.1875

(1)
Financial statements have been retrospectively recast for the period prior to November 1, 2015, the effective date of acquisition of the Water Assets, to include the historical results of the Water Assets. See Note 1.

(2)
Equity-based compensation expense related to phantom unit awards of $0.1 million and $0.9 million is included in operation and maintenance and general and administrative expense, respectively, for the three months ended March 31, 2016 and $1.0 million is included in general and administrative expense for the three months ended March 31, 2015. See Note 5 for additional information.

(3)	General and administrative expense include charges from Rice Energy of $4.3 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively.

(4)	Incentive unit expense for the three months ended March 31, 2015 was allocated from Rice Energy.

(5)	Interest expense includes charges from Rice Energy of $0.1 million for the three months ended March 31, 2015.

(6)	Net income per limited partner unit does not include results attributable to the Water Assets prior to their acquisition as these results are not attributable to limited partners of the Partnership.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Cash Flows (1)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$34,426	$12,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,370	3,085
Amortization of intangibles	408	408
Amortization of deferred financing costs	144	144
Incentive unit expense	—	434
Equity compensation expense	919	1,065
Deferred income tax benefit	—	1,906
Changes in operating assets and liabilities:
Increase in accounts receivable and receivable from affiliate	(7,775)	(21,101)
Increase in prepaid expenses and other assets	(47)	(55)
(Decrease) increase in accounts payable and payable to affiliate	(102)	26,316
Increase in accrued liabilities and other	3,092	713
Net cash provided by operating activities	36,435	25,839

Cash flows from investing activities:
Capital expenditures	(36,243)	(50,716)
Net cash used in investing activities	(36,243)	(50,716)

Cash flows from financing activities:
Proceeds from borrowings	28,000	—
Repayments of borrowings	(12,000)	—
Costs related to IPO	—	(146)
Additions to deferred financing costs	(82)	(4)
Contributions from parent	39	7,132
Distribution to related parties	(5,651)	(587)
Distributions to public unitholders	(8,284)	(587)
Net cash provided by financing activities	2,022	5,808

Net increase (decrease) in cash	2,214	(19,069)
Cash at the beginning of the year	7,597	26,834
Cash at the end of the period	$9,811	$7,765

(1)
Financial statements have been retrospectively recast for the period prior to November 1, 2015, the effective date of acquisition of the Water Assets, to include the historical results of the Water Assets. See Note 1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Partners’ Capital (1)
(Unaudited)

		Limited Partners
(in thousands)	Parent Net Equity	Common	Subordinated	Total
Balance, January 1, 2015	$36,594	$442,451	$(49,101)	$429,944
Contributions from parent	7,132	—	—	7,132
Incentive unit expense	434	—	—	434
Equity compensation expense	69	969	—	1,038
Offering costs related to the IPO	—	(146)	—	(146)
Distributions to unitholders	—	(587)	(587)	(1,174)
Pre-acquisition net income attributable to the general partner	3,856	—	—	3,856
Net income	—	4,534	4,534	9,068
Balance, March 31, 2015	$48,085	$447,221	$(45,154)	$450,152

Balance, January 1, 2016	$—	$624,557	$(112,723)	$511,834
Contributions from parent	—	—	39	39
Equity compensation expense	—	1,032	—	1,032
Distributions to unitholders	—	(8,285)	(5,650)	(13,935)
Net income	—	20,468	13,958	34,426
Balance, March 31, 2016	$—	$637,772	$(104,376)	$533,396

(1)
Financial statements have been retrospectively recast for the period prior to November 1, 2015, the effective date of acquisition of the Water Assets, to include the historical results of the Water Assets. See Note 1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation
Rice Midstream Partners LP (the “Partnership”) is a Delaware limited partnership formed by Rice Energy Inc. (“Rice Energy”) in August 2014. References in these unaudited condensed consolidated financial statements to Rice Energy refer collectively to “Rice Energy” and its consolidated subsidiaries, other than the Partnership and its consolidated subsidiaries.
The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared by the Partnership’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Partnership’s financial position as of March 31, 2016 and December 31, 2015 and its condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2016 and 2015.

On November 4, 2015, the Partnership entered into a Purchase and Sale Agreement (the “Purchase Agreement”) by and between the Partnership and Rice Energy. Pursuant to the terms of the Purchase Agreement, the Partnership acquired all of the outstanding limited liability company interests of Rice Water Services (PA) LLC and Rice Water Services (OH) LLC, two wholly-owned indirect subsidiaries of Rice Energy that owned and operated Rice Energy’s water services business. The acquired business includes Rice Energy’s Pennsylvania and Ohio fresh water distribution systems and related facilities that provide access to fresh water from the Monongahela River, the Ohio River and other regional water sources in Pennsylvania and Ohio (the “Water Assets”). Rice Energy has also granted the Partnership, until December 31, 2025, (i) the exclusive right to develop water treatment facilities in the areas of dedication defined in the Water Services Agreements (defined in Note 9) and (ii) an option to purchase any water treatment facilities acquired by Rice Energy in such areas at Rice Energy’s acquisition cost.
The acquisition of the Water Assets was accounted for as a combination of entities under common control, and as such, the Partnership’s unaudited condensed consolidated financial statements have been retrospectively recast for all periods prior to November 1, 2015, the effective date of acquisition of the Water Assets, to include the historical results of the Water Assets. Transactions between the Partnership and Rice Energy have been identified in the unaudited condensed consolidated financial statements as transactions between related parties.
On February 17, 2016, Rice Energy, Rice Midstream Holdings LLC, a Delaware limited liability company (“Rice Midstream Holdings”) and subsidiary of Rice Energy, and Rice Midstream GP Holdings LP, a newly-formed Delaware limited partnership (“GP Holdings”) and subsidiary of Rice Midstream Holdings, entered into a securities purchase agreement with EIG Energy Fund XVI, L.P., EIG Energy Fund XVI-E, L.P., and EIG Holdings (RICE) Partners, LP (collectively, the “Purchasers”) pursuant to which, among other things, GP Holdings agreed to sell common units representing an 8.25% limited partner interest in GP Holdings to the Purchasers (the “Midstream Holdings Investment”). The transaction closed on February 22, 2016 and had no direct impact on the Partnership’s condensed consolidated financial statements. Prior to the closing of the transaction, Rice Midstream Holdings assigned all of its equity interests in the Partnership, consisting of 3,623 common units, 28,753,623 subordinated units and all of its incentive distribution rights in the Partnership, to GP Holdings.

2.	Long-Term Debt
On December 22, 2014, Rice Midstream OpCo LLC (“Rice Midstream OpCo”) entered into a revolving credit agreement (as amended, the “revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The credit facility provides for a letter of credit sublimit of $50.0 million. As of March 31, 2016, Rice Midstream OpCo had $159.0 million of borrowings outstanding and no letters of credit under this facility. The average daily outstanding balance of the credit facility was approximately $83.6 million and interest was incurred on the facility at a weighted average interest rate of 2.2% during the three months ended March 31, 2016. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The Partnership is the guarantor of the obligations under the revolving credit facility, which matures on December 22, 2019.
On January 13, 2016, the Partnership entered into an amendment to the revolving credit facility (the “First Amendment”) that modified the definition of “Acquisition Period” (as defined in the revolving credit facility) to allow Rice Midstream OpCo to elect, in its sole discretion, to commence an Acquisition Period when a material acquisition has been consummated. Prior to giving effect to the First Amendment, an Acquisition Period would commence automatically upon consummation of a material acquisition.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Partnership has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect. The carrying amount of the revolving credit facility is comprised of borrowings for which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value as of March 31, 2016 and represents a Level 2 measurement. The Partnership also pays a commitment fee based on the undrawn commitment amount ranging from 35 to 50 basis points.
The Partnership’s revolving credit facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the revolving credit facility to be immediately due and payable. The Partnership was in compliance with its covenants and ratios effective as of March 31, 2016.
Interest paid in cash was approximately $0.9 million for the three months ended March 31, 2016.

3.	Commitments and Contingencies
The Partnership is involved in various litigation matters arising in the normal course of business. Management is not aware of any actions that are expected to have a material adverse effect on its financial position or results of operations.
Lease Obligations
The Partnership has lease obligations for compression equipment under existing contracts with third parties. Rent expense included in operation and maintenance expense for the three months ended March 31, 2016 and 2015 was $0.4 million and $0.4 million, respectively. Future payments for this equipment as of March 31, 2016 totaled $6.0 million (remainder of 2016: $1.6 million; 2017: $0.9 million; 2018: $0.9 million; 2019: $0.9 million; 2020: $0.3 million and thereafter: $1.4 million).
Environmental Obligations
The Partnership is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. The Partnership believes there are currently no such regulatory or environmental matters that will have a material adverse effect on its results of operations, cash flows or financial position.

4.	Partners’ Capital
The following table presents the Partnership’s common and subordinated units issued from January 1, 2015 through March 31, 2016:

	Limited Partners
	Common	Subordinated	Total
Balance, January 1, 2015	28,753,623	28,753,623	57,507,246
Equity offering in November 2015	13,409,961	—	13,409,961
Total vested phantom units	165	—	165
Balance, March 31, 2016	42,163,749	28,753,623	70,917,372
As of March 31, 2016, GP Holdings owned approximately a 41% equity interest in the Partnership consisting of 3,623 common units, 28,753,623 subordinated units and all of the incentive distribution rights. Rice Energy owned 91.75% of GP Holdings as of March 31, 2016.

5.	Phantom Unit Awards
The Partnership’s general partner can grant phantom unit awards under the Rice Midstream Partners LP 2014 Long Term Incentive Plan (the “LTIP”) to certain non-employee directors of the Partnership and executive officers and employees of Rice Energy that provide services to the Partnership under an omnibus agreement (the “Omnibus Agreement”). Pursuant to the LTIP, the maximum aggregate number of common units that may be issued pursuant to any and all awards under the LTIP shall not exceed 5,000,000 common units, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of awards, as provided under the LTIP.
The equity-based awards are valued at the date of issuance and the related compensation cost is recognized into earnings on a straight-line basis over the vesting period. The equity-based awards will cliff vest at the end of the requisite service period from one to two years. The Partnership recorded $1.1 million and $1.0 million of equity compensation cost related to these awards in the three months ended March 31, 2016 and 2015, respectively. Total unrecognized compensation cost expected to be recognized over the remaining vesting periods as of March 31, 2016 is $2.0 million for these awards. See Note 9 for a discussion of Rice Energy’s allocation of its equity compensation expense related to the Water Assets.
Further information on stock-based compensation recorded in the condensed consolidated financial statements is detailed below.

	Three Months Ended March 31,
(in thousands)	2016	2015
General and administrative expense	$919	$996
Midstream operation and maintenance expense	66	—
Property, plant and equipment, net	77	—
Total cost of equity-based compensation plans	$1,062	$996

6.	Net Income per Limited Partner Unit and Cash Distributions
The Partnership’s net income is allocated to the limited partners, including subordinated unitholders, in accordance with their respective ownership percentages and, when applicable, giving effect to the incentive distribution rights held by GP Holdings. The allocation of undistributed earnings, or net income in excess of distributions, to the incentive distribution rights is limited to cash available for distribution for the period. The Partnership’s net income allocable to the limited partners is allocated between common and subordinated unitholders by applying the provisions of the Partnership’s partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Any common units issued during the period are included on a weighted-average basis for the days in which they were outstanding. Net income attributable to the Water Assets for the periods prior to their acquisition was not allocated to the limited partners for purposes of calculating net income per limited partner unit as these results are not attributable to limited partners of the Partnership.
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

The following table presents Partnership’s calculation of net income per limited partner unit for common and subordinated limited partner units. Net income attributable to the Water Assets for periods prior to their acquisition are not allocated to the limited partners for purposes of calculating net income per limited partner unit.

(in thousands, except unit data)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net income	$34,426	$12,924
Less: Pre-acquisition net income allocated to general partner (1)	—	3,856
Limited partner net income	$34,426	$9,068

Net income allocable to common units	$20,468	$4,534
Net income allocable to subordinated units	13,958	4,534
Limited partner net income	$34,426	$9,068

Weighted-average limited partner units outstanding - basic:
Common units	42,163,749	28,753,623
Subordinated units	28,753,623	28,753,623
Total	70,917,372	57,507,246

Weighted-average limited partner units outstanding - diluted:
Common units (2)	42,387,313	28,753,623
Subordinated units	28,753,623	28,753,623
Total	71,140,936	57,507,246

Net income per limited partner unit - basic:
Common units	$0.49	$0.16
Subordinated units	0.49	0.16
Total	$0.49	$0.16

Net income per limited partner unit - diluted:
Common units	$0.48	$0.16
Subordinated units (3)	0.49	0.16
Total	$0.48	$0.16

Cash distributions declared per limited partner unit: (4)
Common units	$0.2100	$0.1875
Subordinated units	0.2100	0.1875
Total	$0.2100	$0.1875

(1)	Pre-acquisition net income allocated to the general partner relates to operations of the Water Assets for the period prior to their acquisition.

(2)	Diluted weighted-average limited partner common units includes the effect of 223,564 units for the three months ended March 31, 2016, related to phantom units.

(3)
Diluted income per limited partner unit is presented as if all earnings for the period had been distributed, and while it appears that more income is allocated to the subordinated unit holders than the common unitholders based on the dilution of the common units from the LTIP for the three months ended March 31, 2016, our partnership agreement prevents us from making a distribution to the subordinated unitholders in excess of those to the common unitholders.

(4)	See below for further discussion of cash distributions declared for the period presented.

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
On February 11, 2016, a cash distribution of $0.1965 per common and subordinated unit was paid to the Partnership’s unitholders related to the fourth quarter of 2015. On April 22, 2016, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the first quarter of 2016 of $0.21 per common and subordinated unit. The cash distribution will be paid on May 12, 2016 to unitholders of record at the close of business on May 3, 2016.

7.	Financial Information by Business Segment
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
Business segments are evaluated for their contribution to the Partnership’s consolidated results based on operating income, which is defined as segment operating revenues less operating expenses. Other income and expenses, interest and income taxes are managed on a consolidated basis. The segment accounting policies are the same as those described in Note 1 to the Partnership’s 2015 Annual Report.

The operating results and assets of the Partnership’s reportable segments were as follows as of and for the three months ended March 31, 2016.

	Three Months Ended March 31, 2016
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$26,800	$27,743	$54,543
Total operating expenses	7,691	11,235	18,926
Operating income	$19,109	$16,508	$35,617

Segment assets	$576,457	$150,268	$726,725
Goodwill	$39,142	$—	$39,142
Depreciation expense	$1,935	$3,435	$5,370
Capital expenditures for segment assets	$34,861	$1,382	$36,243
The operating results of the Partnership’s reportable segments were as follows for the three months ended March 31, 2015.

	Three Months Ended March 31, 2015
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$16,166	$10,345	$26,511
Total operating expenses	6,565	4,460	11,025
Operating income	$9,601	$5,885	$15,486

Depreciation expense	$1,449	$1,636	$3,085
Capital expenditures for segment assets	$16,769	$33,947	$50,716
The assets of the Partnership’s reportable segments were as follows as of December 31, 2015.

	As of December 31, 2015
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Segment assets	$547,810	$141,980	$689,790
Goodwill	$39,142	$—	$39,142

8.	Income Taxes
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
Prior to the acquisition of the Water Assets, the operations of the Water Assets were subject to income taxes and were included as part of Rice Energy’s consolidated federal tax return. Accordingly, the income tax effects associated with the operations of the Water Assets continued to be subject to income taxes until the Water Assets were acquired by the Partnership. Tax expense related to the Water Assets of $1.9 million for the three months ended March 31, 2015 was recorded in the unaudited condensed consolidated statement of operations, resulting in an effective tax rate of approximately 12.9%, for the three months ended March 31, 2015.
The assignment of the common and subordinated units in the Midstream Holdings Investment resulted in the sale or exchange of more than 50 percent or more of its capital and profits interests of the Partnership within 12 months. Accordingly, the Partnership is considered to have “technically terminated” as a partnership for U.S. federal income tax purposes. The technical termination will not affect the Partnership’s consolidated financial statements, nor will it affect the Partnership’s classification as a partnership or the nature or extent of its “qualifying income” for U.S. federal income tax purposes. The taxable year for all unitholders ended on February 22, 2016 and will result in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of the Partnership’s unitholders for the period from January 1, 2016 through February 22, 2016.

9.	Related Party Transactions
In the ordinary course of business, the Partnership has transactions with affiliated companies. During the three months ended March 31, 2016 and 2015, related parties included Rice Energy and certain of its subsidiaries. On December 22, 2014, upon completion of the IPO, the Partnership entered into the Omnibus Agreement with its general partner, Rice Energy, Rice Poseidon and Rice Midstream Holdings. Pursuant to the Omnibus Agreement, Rice Energy performs centralized corporate and general and administrative services for the Partnership, such as financial and administrative, information technology, legal, health, safety and environmental, human resources, procurement, engineering, business development, investor relations, insurance and tax. In exchange, the Partnership reimburses Rice Energy for the expenses incurred in providing these services, except for any expenses associated with Rice Energy’s long-term incentive programs.
The expenses for which the Partnership reimburses Rice Energy and its subsidiaries related to corporate and general and administrative services may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis. The Partnership is unable to estimate what the costs would have been with an unrelated third party.
Also upon completion of the IPO, the Partnership entered into a 15 year, fixed-fee gas gathering and compression agreement (the “Gas Gathering and Compression Agreement”) with Rice Drilling B LLC (“Rice Drilling B”), a wholly-owned subsidiary of Rice Energy, and Alpha Shale Resources, LP, pursuant to which the Partnership gathers Rice Energy’s natural gas and provides compression services on the Partnership’s gathering systems located in Washington County and Greene County, Pennsylvania. Pursuant to the Gas Gathering and Compression Agreement, the Partnership will charge Rice Energy a gathering fee of $0.30 per Dth and a compression fee of $0.07 per Dth per stage of compression, each subject to annual adjustment for inflation based on the Consumer Price Index (“CPI”). The Gas Gathering and Compression Agreement covers substantially all of Rice Energy’s acreage position in the dry gas core of the Marcellus Shale in southwestern Pennsylvania as of March 31, 2016 and any future acreage it acquires within these counties, excluding the first 40 MDth/d of Rice Energy’s production from approximately 19,000 gross acres subject to a pre-existing third-party dedication.
In connection with the closing of the acquisition of the Water Assets, the Partnership entered into Amended and Restated Water Services Agreements (the “Water Services Agreements”) with Rice Energy, whereby the Partnership has agreed to provide certain fluid handling services to Rice Energy, including the exclusive right to provide fresh water for well completions operations in the Marcellus and Utica Shales and to collect and recycle or dispose of flowback and produced water for Rice Energy within areas of dedication in defined service areas in Pennsylvania and Ohio. The initial term of the Water Services Agreements is until December 22, 2029 and from month to month thereafter. Under the agreements, Rice Energy will pay the Partnership (i) a variable fee, based on volumes of water supplied, for freshwater deliveries by pipeline directly to the well site, subject to annual CPI adjustments and (ii) a produced water hauling fee of actual out-of-pocket cost incurred by the Partnership, plus a 2% margin.
For periods subsequent to the IPO, no equity compensation expense has been allocated to the Partnership by Rice Energy; however, equity compensation expense includes amounts allocated to the Water Assets by Rice Energy prior to their acquisition. Equity compensation expense of $0.1 million was allocated to the Water Assets by Rice Energy for the three months ended March 31, 2015. See Note 5 for a discussion of the Partnership’s equity compensation expense related to phantom units issued pursuant to the LTIP.
Prior to Rice Energy’s initial public offering on January 29, 2014, the only long-term incentives offered to certain executives and employees were through grants of incentive units, which were profits interests representing an interest in the future profits (once a certain level of proceeds has been generated) of Rice Energy’s predecessor parent entity Rice Energy Appalachia, LLC (“REA”) and granted pursuant to the limited liability company agreement of REA. The compensation expense recognized in these unaudited consolidated financial statements is a non-cash charge, with the settlement obligation resting on NGP Rice Holdings LLC (“NGP Holdings”) and Rice Energy Holdings LLC (“Rice Holdings”). Payments on the incentive units will be made by Rice Holdings and NGP Holdings and not by Rice Energy, Rice Poseidon or the Partnership, and as such, are not dilutive to Rice Energy, Rice Poseidon or the Partnership. For periods subsequent to the IPO, no incentive unit expense has been allocated to the Partnership by Rice Energy, however, incentive unit expense was allocated to the Water Assets by Rice Energy prior to their acquisition. Incentive unit expense allocated to the Water Assets by Rice Energy of $0.4 million for the three months ended March 31, 2015.

10.	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. ASU 2014-09 explains that the core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and defines a five step process to achieve this core principle. The five step process is to (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the entity satisfies a performance obligation. More judgment and estimates may be required within the new revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year. ASU 2014-09 will now be effective for annual reporting periods beginning after December 15, 2017 and should be applied retrospectively using either a full retrospective approach reflecting the application of the standard in each prior reporting period or a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption. Early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015. The Partnership adopted ASU 2015-02 in the current quarter. The application of ASU 2015-2 does not impact prior conclusions as to whether or not the Partnership’s subsidiaries are consolidated in the unaudited condensed consolidated financial statements.
In April 2015, the FASB issued ASU, 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplification of Debt Issuance Costs.” ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 is effective for periods beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Securities and Exchange Commission (“SEC”) staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Partnership adopted ASU 2015-15 in the current quarter and presents debt issuance costs associated with the Partnership’s revolving credit facility (defined in Note 2) as an asset named deferred financing costs, net in our unaudited condensed consolidated balance sheets. Additionally, the Partnership will utilize the guidance in ASU 2015-03 for the presentation of debt issuance costs that are the result of an issuance of future debt.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Partnership has not yet selected a transition method and is currently evaluating the impact of the new guidance on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include: (i) income tax consequences, (ii) classification of awards as either equity or liabilities, (iii) classification on the statement of cash flows and (iv) forfeiture rate calculations. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

11.	Subsequent Events
On April 22, 2016, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the first quarter of 2016 of $0.21 per common and subordinated unit. The cash distribution will be paid on May 12, 2016 to unitholders of record at the close of business on May 3, 2016.

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” contained in our 2015 Annual Report, as well as the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please read “Cautionary Statement Regarding Forward-Looking Statements.” Also, please read the risk factors and other cautionary statements described under the heading “Item 1A.-Risk Factors” included elsewhere in this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
Our Operations
Gas Gathering and Compression
Our gas gathering and compression assets are located within highly-concentrated acreage positions in the dry gas core of the Marcellus Shale and, as of March 31, 2016, consisted of a 3.3 MMDth/d high-pressure dry gas gathering system and associated compression in Washington County, Pennsylvania and a 840 MDth/d high-pressure dry gas gathering system in Greene County, Pennsylvania. The dry gas core of the Marcellus Shale in southwestern Pennsylvania is characterized by a combination of low development cost, consistently high production volumes and access to multiple takeaway pipelines, resulting in what Rice Energy believes to be among the highest rate of return wells in the Appalachian Basin.
We contract with Rice Energy and other producers to gather natural gas from wells and well pads located in our dedicated areas and/or near our gathering systems. The natural gas that we gather generally requires no processing or treating prior to delivery into interstate takeaway pipelines, and as of March 31, 2016, required only minimal compression. Over time, we expect to provide associated compression services on our gathering systems to Rice Energy and third parties.
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
The following provides a summary of the key terms of our gas gathering and compression agreements as of March 31, 2016.

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

(2)	The gathering and compression fees we receive under our gathering and compression agreements will be annually escalated based upon changes in the Consumer Price Index (“CPI”).

(3)
The dedicated area from Rice Energy excludes the first 40 MDth/d of Rice Energy’s Marcellus Shale dry gas production from an area roughly encompassing three townships in southwestern Greene County under an existing dedication to a third party in which Rice Energy owned approximately 19,000 gross acres as of March 31, 2016.

(4)
Amounts shown for third parties represent weighted averages based on historical throughput in the case of remaining term, gathering fee and compression fee (based on the period ended March 31, 2016), and in the case of dedications, aggregate acres.

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
Water Services
On November 4, 2015, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) by and between the Partnership and Rice Energy. Pursuant to the terms of the Purchase Agreement, we acquired from Rice Energy all of the outstanding limited liability company interests of PA Water and OH Water, two wholly-owned indirect subsidiaries of Rice Energy that own and operate Rice Energy’s water services business. The acquired business includes Rice Energy’s Pennsylvania and Ohio fresh water distribution systems and related facilities that provide access to 22.7 MMgal/d of fresh water from the Monongahela River, the Ohio River and other regional water sources in Pennsylvania and Ohio (the “Water Assets”). Rice Energy has also granted us, until December 31, 2025, (i) the exclusive right to develop water treatment facilities in the areas of dedication defined in the Water Services Agreements (defined below) and (ii) an option to purchase any water treatment facilities acquired by Rice Energy in such areas at Rice Energy’s acquisition cost.
In connection with the closing of the acquisition of the Water Assets, on November 4, 2015, we entered into Amended and Restated Water Services Agreements (the “Water Services Agreements”) with Rice Energy, whereby we have agreed to provide certain fluid handling services to Rice Energy, including the exclusive right to provide fresh water for well completions operations in the Marcellus and Utica Shales and to collect and recycle or dispose of flowback and produced water for Rice Energy within areas of dedication in defined service areas in Pennsylvania and Ohio. The initial term of the Water Services Agreements is until December 22, 2029 and from month to month thereafter. Under the agreements, Rice Energy will pay us (i) a variable fee, based on volumes of water supplied, for freshwater deliveries by pipeline directly to the well site, subject to annual CPI adjustments and (ii) a produced water hauling fee of actual out-of-pocket cost incurred by us, plus a 2% margin.

Results of Operations
The following table sets forth selected consolidated operating data for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015	Change
Statement of operations data
Operating revenues:
Affiliate	$44,385	$23,860	$20,525
Third-party	10,158	2,651	7,507
Total operating revenues	54,543	26,511	28,032

Operating expenses:
Operation and maintenance expense	8,611	2,904	5,707
General and administrative expense	4,676	4,194	482
Incentive unit expense	—	434	(434)
Depreciation expense	5,370	3,085	2,285
Acquisition costs	73	—	73
Amortization of intangible assets	408	408	—
Other income	(212)	—	(212)
Total operating expenses	18,926	11,025	7,901

Operating income	35,617	15,486	20,131
Other income	—	9	(9)
Interest expense	(1,047)	(521)	(526)
Amortization of deferred finance costs	(144)	(144)	—
Income before income taxes	34,426	14,830	19,596
Income tax expense	—	(1,906)	1,906
Net income	$34,426	$12,924	$21,502
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Total operating revenues. The $28.0 million increase in operating revenues period-over-period primarily relates to affiliate water service revenues associated with our water services agreements with Rice Energy. Additionally, the increase relates to gathering revenues associated with our existing third-party contracts as well as additional affiliate gathering revenues associated with our gathering agreement with Rice Energy.
Operation and maintenance expense. The $5.7 million increase in operation and maintenance expense period-over-period was primarily due to an increase in on and off pad water transfer costs and water procurement in addition to increased contract labor expenses.
General and administrative expense. General and administrative expense for the three months ended March 31, 2015 were $4.2 million, which included $1.6 million of general and administrative expenses allocated to us by Rice Energy and $0.8 million of general and administrative expenses allocated by Rice Energy to the Water Assets. For the three months ended March 31, 2016, general and administrative expenses were $4.7 million, which included $4.3 million related to costs associated with Rice Energy personnel that provide us support pursuant to our omnibus agreement with Rice Energy (the “Omnibus Agreement”). Included in general and administrative expense is equity compensation expense of $0.9 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively.
Incentive unit expense. Incentive unit expense for the three months ended March 31, 2015 was $0.4 million. These costs were allocated to the Water Assets by Rice Energy prior to their acquisition. The payment obligation as it relates to the incentive units is with Rice Energy Irrevocable Trust and NGP Rice Holdings LLC and will not be borne by Rice Energy or by us.

Depreciation expense. Depreciation expense increased $2.3 million period-over-period due to additional assets placed into service in 2016.
Interest expense. Interest expense increased $0.5 million period-over-period. Interest expense incurred in the three months ended March 31, 2015 included $0.4 million incurred in connection with our revolving credit facility and $0.1 million allocated by Rice Energy to the Water Assets. For the three months ended March 31, 2016, we incurred $1.0 million of interest expense in connection with our revolving credit facility.
Income tax benefit. The $1.9 million income tax benefit for the three months ended March 31, 2015 was allocated to the Water Assets by Rice Energy prior to their acquisition. Following our initial public offering, we are not subject to U.S. federal income tax and certain state income taxes due to our status as a partnership.

Business Segment Results of Operations
We operate in two business segments: (i) gathering and compression and (ii) water services. We evaluate our business segments based on their contribution to our consolidated results based on operating income. Please see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—7. Financial Information by Business Segment” for a reconciliation of each segment’s operating income to our consolidated operating income.
The following table sets forth selected operating data for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:
Gathering and Compression Segment

	Three Months Ended March 31,
	2016	2015	Change
Operating data:
Gathering volumes: (in MDth/d)
Affiliate	618	494	124
Third-party	217	63	154
Total gathering volumes	835	557	278

Compression volumes: (in MDth/d)
Affiliate	9	38	(29)
Third-party	143	26	117
Total compression volumes	152	64	88

Statement of income data: (in thousands)
Gathering revenues:
Affiliate	$17,250	$13,275	$3,975
Third-party	8,436	2,534	5,902
Total gathering revenues	25,686	15,809	9,877

Compression revenues:
Affiliate	56	240	(184)
Third-party	1,058	117	941
Total compression revenues	1,114	357	757
Total operating revenues	26,800	16,166	10,634

Operating expenses:
Operation and maintenance expense	1,816	1,381	435
General and administrative expense	3,671	3,327	344
Depreciation expense	1,935	1,449	486
Acquisition costs	73	—	73
Amortization of intangible assets	408	408	—
Other income	(212)	—	(212)
Total operating expenses	7,691	6,565	1,126

Operating income	$19,109	$9,601	$9,508

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Total operating revenues. The $10.6 million increase in operating revenues period-over-period primarily relates to an increase in gathering revenues associated with our existing third-party contracts as well as affiliate gathering revenues associated with our gathering agreement with Rice Energy.
Operation and maintenance expense. The $0.4 million increase in operation and maintenance expense period-over-period was primarily due to an increase in contract labor expenses.
General and administrative expense. The $0.3 million increase in general and administrative expenses period-over-period was primarily the result of increases in the allocation of costs from Rice Energy to the gathering and compression segment associated with additional employees and associated indirect costs incurred to operate the gathering and compression assets. Included in general and administrative expense is equity compensation expense of $0.7 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.
Depreciation expense. Depreciation expense increased $0.5 million period-over-period due to additional assets placed into service in 2016.
Water Services Segment

	Three Months Ended March 31,
	2016	2015	Change
Operating data:
Water services volumes: (in MMgal)
Affiliate	445	185	260
Third-party	18	—	18
Total water services volumes	463	185	278

Operating revenues:
Affiliate	$27,079	$10,345	$16,734
Third-party	664	—	664
Total operating revenues	27,743	10,345	17,398

Operating expenses:
Operation and maintenance expense	6,795	1,523	5,272
General and administrative expense	1,005	867	138
Incentive unit expense	—	434	(434)
Depreciation expense	3,435	1,636	1,799
Total operating expenses	11,235	4,460	6,775

Operating income	$16,508	$5,885	$10,623
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Operating revenues. The $17.4 million increase in operating revenues period-over-period primarily relates to affiliate water service revenues associated with our water services agreements with Rice Energy.
Operation and maintenance expense. The $5.3 million increase in operation and maintenance expense period-over-period was primarily due to increased expenses associated with on and off pad water transfer and water procurement costs.
General and administrative expenses. The $0.1 million increase in general and administrative expenses period-over-period was primarily the result of increases in the allocation of costs from Rice Energy to the water services segment associated with additional employees and associated indirect costs incurred to operate the Water Assets. Included in general and administrative expense is equity compensation expense of $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

Incentive unit expense. Incentive unit expense for the three months ended March 31, 2015 was $0.4 million. These costs were allocated to the Water Assets by Rice Energy prior to their acquisition. The payment obligation as it relates to the incentive units is with Rice Energy Irrevocable Trust and NGP Rice Holdings LLC and will not be borne by Rice Energy or by us.
Depreciation expense. The $1.8 million increase in depreciation expense period-over-period was primarily due to additional assets placed into service in 2016.
Capital Resources and Liquidity
Sources and Uses of Cash
We expect that capital resources and liquidity will be provided by operating cash flow and borrowings under our revolving credit facility, as discussed below. We expect cash flow from operations to continue to contribute to our liquidity in the future. However, other sources of liquidity may include borrowing capacity under our revolving credit facility and proceeds from the issuance of additional equity or debt securities. We expect the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and expected quarterly cash distributions.
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
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $25.8 million for the three months ended March 31, 2015 compared to net cash provided by operating activities of $36.4 million for the three months ended March 31, 2016. The increase in cash flow from operations period-over-period was primarily the result of increased cash flow generated from our gathering, compression and water services contracts with Rice Energy and third parties during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Cash Flow Used in Investing Activities
Prior to the acquisition of the Water Assets, capital expenditures associated with the Water Assets were funded by Rice Energy.
Cash flows used in investing activities totaled $36.2 million and $50.7 million for the three months ended March 31, 2016 and 2015, respectively. Capital expenditures for the gathering and compression segment were $34.9 million and $16.8 million for the three months ended March 31, 2016 and 2015, respectively. The increase period-over-period was primarily attributable to the build-out of our compression and gathering systems. Capital expenditures for the water services segment were $1.4 million and $33.9 million for the three months ended March 31, 2016 and 2015, respectively. The decrease period-over-period was primarily attributable to the substantial majority of the capital expenditures related to our water service assets being built in the prior year.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2015 of $5.8 million was primarily the result of contributions from Rice Energy for the Water Assets, offset by distributions to our unitholders related to the fourth quarter of 2014. Net cash provided by financing activities for the three months ended March 31, 2016 of $2.0 million was primarily the result of net proceeds from borrowings under our revolving credit facility, offset by distributions made to our unitholders related to the fourth quarter of 2015.
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
Debt Agreements and Contractual Obligations
Revolving Credit Facility
We, as guarantor, and Rice Midstream OpCo LLC (“Rice Midstream OpCo”), as borrower, entered into a revolving credit facility in connection with the closing of our initial public offering. Our revolving credit facility provides for lender commitments of $450.0 million, with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The credit facility provides for a letter of credit sublimit of $50.0 million. As of March 31, 2016, Rice Midstream OpCo had $159.0 million of borrowings and no letters of credit outstanding under the revolving credit facility. The average daily outstanding balance of the credit facility was approximately $83.6 million and interest was incurred on the facility at a weighted average annual interest rate of 2.2% during the three months ended March 31, 2016. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The credit facility matures on December 22, 2019.
On January 13, 2016, the Partnership entered into an amendment to the revolving credit facility (the “First Amendment”) that modified the definition of “Acquisition Period” (as defined in the revolving credit facility) to allow Rice Midstream OpCo to elect, in its sole discretion, to commence an Acquisition Period when a material acquisition has been consummated. Prior to giving effect to the First Amendment, an Acquisition Period would commence automatically upon consummation of a material acquisition.
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
Our revolving credit facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the revolving credit facility to be immediately due and payable. We were in compliance with its covenants and ratios effective as of March 31, 2016.
Distributions
On February 11, 2016, a cash distribution of $0.1965 per common and subordinated unit was paid to our unitholders related to the fourth quarter of 2015. On April 22, 2016, the Board of Directors of our general partner declared a cash distribution to our unitholders for the first quarter of 2016 of $0.21 per common and subordinated unit. The cash distribution will be paid on May 12, 2016 to unitholders of record at the close of business on May 3, 2016.
Critical Accounting Policies and Estimates
Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2015 Annual Report. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.
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
Commodity Price Risk
Our gas gathering and compression agreement with Rice Energy provides for fixed-fee structures, and we intend to continue to pursue additional fixed-fee opportunities with Rice Energy and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Rice Energy or third parties do not provide for fixed-fee structures, we may become subject to commodity price risk. Moreover, we have some indirect exposure to commodity prices and basis differentials in that persistently low realized sales prices by our customers may cause them to delay drilling or shut in production, which would reduce the volumes of natural gas available for gathering and compression on our systems. Please read “Item 1A. Risk Factors—Risks Related to Our Business—Our exposure to commodity price risk may change over time” in our 2015 Annual Report.
Interest Rate Risk
As of March 31, 2016, Rice Midstream OpCo had $159.0 million of borrowings and no letters of credit outstanding under the revolving credit facility. Under the revolving credit facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect.
Our primary interest rate risk exposure results from our revolving credit facility, which has a floating interest rate. The average annual interest rate incurred on our revolving credit facility during the three months ended March 31, 2016 was approximately 2.2%. A 1.0% increase in each of the applicable average interest rates during the three months ended March 31, 2016 would have resulted in a $0.4 million estimated increase in interest expense for that period.
As of March 31, 2016, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
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
Further, we are subject to the risk of non-payment or non-performance by Rice Energy, including with respect to our gathering and compression agreement. We cannot predict the extent to which Rice Energy’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Rice Energy’s ability to execute its drilling and development program or to perform under our agreements. Any material non-payment or non-performance by Rice Energy could reduce our ability to make distributions to our unitholders. Please read “Item 1A. Risk Factors—Risks Related to Our Business—Because a substantial majority of our revenue currently is, and over the long term is expected to be, derived from Rice Energy, any development that materially and adversely affects Rice Energy’s operations, financial condition or market reputation could have a material and adverse impact on us” in our 2015 Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our general partner has evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and to ensure that the information we are required to disclose in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the principal executive officer and principal financial officer of our general partner concluded that their disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(t) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
We are a party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. While the ultimate outcome and impact to us cannot be predicted with certainty, we believe that all such matters involve amounts which, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or cash flows. When we determine that a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at the time. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, the matter should otherwise be disclosed.
Environmental Proceedings
In September 2015, we received a Notice of Proposed Assessment from the Pennsylvania Department of Environmental Protection (“DEP”) of proposed civil penalties related to seven Notices of Violations (“NOVs”) received in 2015 under the Clean Streams Law, the 2012 Oil and Gas Act, and the Solid Waste Management Act. Prior to and since receiving the NOVs, we have cooperated with the DEP and in certain cases remediated the affected areas under the NOVs. A final resolution of the NOVs were reached in the first quarter of 2016, resulting in a payment of $0.3 million.
Item 1A. Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
Proposed rule changes regarding gas pipeline safety could impose more stringent standards on gas gathering lines that, if adopted, may result in increased significant capital costs and costs of operation.
On March 17, 2016, the federal Pipeline and Hazardous Materials Safety Administration (“PHMSA”) announced a proposed rulemaking that would, if adopted, impose more stringent requirements for certain gas lines and gathering lines under varying circumstances. Among other things, the proposed rulemaking would require gathering lines in Class I areas to comply with standards regarding damage prevention, corrosion control (for metallic pipe), public education, maximum allowable operating pressure limits, line markers and emergency planning if such gathering lines’ nominal design is 8 inches or more. PHMSA is also proposing a new definition of the term “gathering line,” which would greatly expand the class of pipelines covered by that term. Adoption of some or all of these standards under the proposed rulemaking could cause us to incur increased capital costs and costs of operation, which costs could be significant.

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

RICE MIDSTREAM PARTNERS LP

Date:	May 5, 2016	By:	Rice Midstream Management LLC, its general partner
		By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer

Date:	May 5, 2016	By:	Rice Midstream Management LLC, its general partner
		By:	/s/ Grayson T. Lisenby
Grayson T. Lisenby
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
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