Form 10-Q
period 2016-06-30
Rice Midstream Partners LP
filed 2016-08-04
CIK 1620928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

At August 2, 2016, there were 81,170,847 units (consisting of 52,417,224 common units and 28,753,623 subordinated units) outstanding.

RICE MIDSTREAM PARTNERS LP
QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “March 31, 2016 Quarterly Report”), each on file with the Securities and Exchange Commission (the “SEC”).
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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our gathering and compression and water services businesses. These risks include, but are not limited to, commodity price volatility; inflation; environmental risks; regulatory changes; the uncertainty inherent in projecting future throughput volumes, cash flow and access to capital; the timing of development expenditures of Rice Energy or our other customers; and the other risks described under “Item 1A. Risk Factors” in the 2015 Annual Report and the March 31, 2016 Quarterly Report.
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

Commonly Used Defined Terms
As used in the Quarterly Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Rice Midstream Partners LP,” the “Partnership,” “we,” “our,” “us” or like terms refers to Rice Midstream Partners LP and its consolidated subsidiaries;

•	“our general partner” refers to Rice Midstream Management LLC, a subsidiary of Rice Energy;

•	“Rice Energy” refers to Rice Energy Inc. and its consolidated subsidiaries;

•	“GP Holdings” refers to Rice Midstream GP Holdings LP, a subsidiary of Rice Energy;

•	“PA Water” refers to Rice Water Services (PA) LLC, a wholly-owned subsidiary of Rice Midstream Partners LP; and

•	“OH Water” refers to Rice Water Services (OH) LLC, a wholly-owned subsidiary of Rice Midstream Partners LP.

PART I

Rice Midstream Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$15,323	$7,597
Accounts receivable	11,148	9,926
Accounts receivable - affiliate	13,247	6,438
Prepaid expenses, deposits and other	146	192
Total current assets	39,864	24,153

Property and equipment, net	622,551	578,026
Deferred financing costs, net	2,021	2,310
Goodwill	39,142	39,142
Intangible assets, net	45,349	46,159
Total assets	$748,927	$689,790

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$3,221	$13,484
Accrued capital expenditures	6,684	15,277
Other accrued liabilities	9,387	3,067
Total current liabilities	19,292	31,828

Long-term liabilities:
Long-term debt	—	143,000
Other long-term liabilities	3,346	3,128
Total liabilities	22,638	177,956

Partners’ capital:
Common units (52,417,224 and 42,163,749 issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	825,637	624,557
Subordinated units (28,753,623 issued and outstanding at June 30, 2016 and December 31, 2015)	(99,348)	(112,723)
Total partners’ capital	726,289	511,834
Total liabilities and partners’ capital	$748,927	$689,790

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Operations (1)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except unit data)	2016	2015	2016	2015
Operating revenues:
Affiliate	$32,622	$24,482	$77,007	$48,342
Third-party	13,925	4,078	24,083	6,729
Total operating revenues	46,547	28,560	101,090	55,071

Operating expenses:
Operation and maintenance expense (2)	4,141	2,703	12,752	5,607
General and administrative expense (2) (3)	5,787	4,202	10,463	8,396
Incentive unit expense (4)	—	689	—	1,123
Depreciation expense	6,855	2,953	12,225	6,038
Acquisition costs	—	—	73	—
Amortization of intangible assets	403	408	811	816
Other expense	361	839	149	839
Total operating expenses	17,547	11,794	36,473	22,819

Operating income	29,000	16,766	64,617	32,252
Other income	—	—	—	9
Interest expense (5)	(920)	(736)	(1,967)	(1,257)
Amortization of deferred finance costs	(144)	(144)	(288)	(288)
Income before income taxes	27,936	15,886	62,362	30,716
Income tax expense	—	(2,096)	—	(4,002)
Net income	$27,936	$13,790	$62,362	$26,714

Calculation of limited partner interest in net income:
Net income	$27,936	$13,790	$62,362	$26,714
Less: Pre-acquisition net income allocated to general partner	—	1,458	—	5,314
Less: General partner interest in net income attributable to incentive distribution rights	113	—	113	—
Limited partner net income	$27,823	$12,332	$62,249	$21,400

Net income per limited partner unit: (6)
Common units (basic)	$0.38	$0.21	$0.86	$0.37
Common units (diluted)	$0.38	$0.21	$0.86	$0.37
Subordinated units (basic and diluted)	$0.38	$0.21	$0.87	$0.37

Cash distributions declared per limited partner unit:
Common units	$0.2235	$0.1905	$0.4335	$0.3780
Subordinated units	$0.2235	$0.1905	$0.4335	$0.3780

(1)
Financial statements have been retrospectively recast for the period prior to November 1, 2015, the effective date of acquisition of the Water Assets, to include the historical results of the Water Assets. See Note 1.

(2)
Equity-based compensation expense related to phantom unit awards of $1.2 million and $2.1 million is included in general and administrative expense for the three and six months ended June 30, 2016, respectively. Equity-based compensation expense related to phantom unit awards of $1.0 million and $2.0 million is included in general and administrative expense for the three and six months ended

June 30, 2015, respectively. Additionally, equity-based compensation expense allocated to the Water Assets by Rice Energy of $0.1 million and $0.2 million is included in general and administrative expense for the three and six months ended June 30, 2015, respectively. See Note 5 for additional information.

(3)
General and administrative expense includes charges from Rice Energy of $4.8 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively, and $9.0 million and $5.2 million for the six months ended June 30, 2016 and 2015, respectively.

(4)	Incentive unit expense for the three and six months ended June 30, 2015 was allocated from Rice Energy.

(5)	Interest expense includes charges from Rice Energy of $0.3 million and $0.4 million for the three and six months ended June 30, 2015, respectively.

(6)	Net income per limited partner unit does not include results attributable to the Water Assets prior to their acquisition as these results are not attributable to limited partners of the Partnership.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Cash Flows (1)
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$62,362	$26,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,225	6,038
Amortization of intangibles	811	816
Amortization of deferred financing costs	288	288
Incentive unit expense	—	1,123
Equity compensation expense	2,100	2,211
Deferred income tax benefit	—	4,002
Changes in operating assets and liabilities:
Increase in accounts receivable and receivable from affiliate	(8,031)	(9,061)
Increase in prepaid expenses and other assets	(46)	(375)
Increase in accounts payable and payable to affiliate	26	15,344
Increase in accrued liabilities and other	4,929	770
Net cash provided by operating activities	74,664	47,870

Cash flows from investing activities:
Capital expenditures	(75,019)	(109,800)
Net cash used in investing activities	(75,019)	(109,800)

Cash flows from financing activities:
Proceeds from borrowings	43,000	30,000
Repayments of borrowings	(186,000)	—
Proceeds from ATM program, net	15,782	—
Proceeds from June 2016 offering, net	164,150	—
Costs related to IPO	—	(129)
Additions to deferred financing costs	(62)	(10)
Contributions from parent	39	17,533
Distributions to related parties	(11,690)	(5,979)
Distributions to public unitholders	(17,138)	(5,977)
Net cash provided by financing activities	8,081	35,438

Net increase (decrease) in cash	7,726	(26,492)
Cash at the beginning of the year	7,597	26,834
Cash at the end of the period	$15,323	$342

(1)
Financial statements have been retrospectively recast for the period prior to November 1, 2015, the effective date of acquisition of the Water Assets, to include the historical results of the Water Assets. See Note 1.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Partners’ Capital (1)
(Unaudited)

		Limited Partners
(in thousands)	Parent Net Equity	Common	Subordinated & Incentive Distribution Right Holders	Total
Balance, January 1, 2015	$36,594	$442,451	$(49,101)	$429,944
Contributions from parent	17,533	—	—	17,533
Incentive unit expense	1,123	—	—	1,123
Equity compensation expense	212	1,945	—	2,157
Offering costs related to the IPO	—	(129)	—	(129)
Distributions to unitholders	—	(5,978)	(5,978)	(11,956)
Pre-acquisition net income attributable to the general partner	5,314	—	—	5,314
Net income	—	10,700	10,700	21,400
Balance, June 30, 2015	$60,776	$448,989	$(44,379)	$465,386

Balance, January 1, 2016	$—	$624,557	$(112,723)	$511,834
Contributions from parent	—	—	39	39
Equity compensation expense	—	950	—	950
Distributions to unitholders	—	(17,140)	(11,688)	(28,828)
Common units issued in June 2016, net of offering costs	—	164,150	—	164,150
Common units issued in ATM program, net of offering costs	—	15,782	—	15,782
Net income	—	37,338	25,024	62,362
Balance, June 30, 2016	$—	$825,637	$(99,348)	$726,289

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
The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared by the Partnership’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Partnership’s financial position as of June 30, 2016 and December 31, 2015 and its condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 and of cash flows for the six months ended June 30, 2016 and 2015.
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
On December 22, 2014, Rice Midstream OpCo LLC (“Rice Midstream OpCo”) entered into a revolving credit agreement (as amended, the “revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders with a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The credit facility provides for a letter of credit sublimit of $50.0 million. As of June 30, 2016, Rice Midstream OpCo had no borrowings outstanding and no letters of credit under this facility. The average daily outstanding balance of the credit facility was approximately $144.7 million and interest was incurred on the facility at a weighted average interest rate of 2.2% during the six months ended June 30, 2016. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes. The Partnership is the guarantor of the obligations under the revolving credit facility, which matures on December 22, 2019.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. The Partnership has a choice of borrowing in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect. The carrying amount of the revolving credit facility is comprised of borrowings for which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value as of June 30, 2016 and represents a Level 2 measurement. The Partnership also pays a commitment fee based on the undrawn commitment amount ranging from 35 to 50 basis points.
The Partnership’s revolving credit facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the revolving credit facility to be immediately due and payable. The Partnership was in compliance with its covenants and ratios effective as of June 30, 2016.
Interest paid in cash was approximately $1.4 million and $2.2 million for the three and six months ended June 30, 2016, respectively.

3.	Commitments and Contingencies
The Partnership is involved in various litigation matters arising in the normal course of business. Management is not aware of any actions that are expected to have a material adverse effect on its financial position or results of operations.
Lease Obligations
The Partnership has lease obligations for compression equipment under existing contracts with third parties. Rent expense included in operation and maintenance expense for the three and six months ended June 30, 2016 was $0.4 million and $0.8 million, respectively, and for the three and six months ended June 30, 2015 was $0.4 million and $0.9 million, respectively. Future payments for this equipment as of June 30, 2016 totaled $4.2 million (remainder of 2016: $0.7 million; 2017: $0.9 million; 2018: $0.9 million; 2019: $0.8 million; 2020: $0.3 million and thereafter: $0.6 million).
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
On June 13, 2016, the Partnership completed an underwritten public offering of an aggregate of 9,200,000 common units representing limited partner interests in the Partnership at a price to the public of $18.50 per unit, which included 1,200,000 common units sold pursuant to the exercise of the underwriters’ option to purchase additional units. After deducting underwriting discounts and commissions of approximately $6.0 million and transaction costs, the Partnership received net proceeds of approximately $164.1 million. The Partnership used a portion of the net proceeds to repay outstanding debt and intends to use the remainder for general partnership purposes, including acquisitions and capital expenditures.
During the second quarter of 2016, the Partnership entered into an equity distribution agreement that established an at-the-market common unit offering program (the “ATM program”), pursuant to which the Partnership may sell from time to time through a group of managers, acting as the Partnership’s sales agents, the Partnership’s common units having an aggregate offering price of up to $100.0 million. During the second quarter of 2016, the Partnership issued and sold 944,700 common units at an average price per unit of $17.21 through its ATM program. The Partnership intends to use the net proceeds of $15.8 million for general partnership purposes, including repayment of outstanding debt, acquisitions and capital expenditures.

The following table presents the Partnership’s common and subordinated units issued from January 1, 2015 through June 30, 2016:

	Limited Partners
	Common	Subordinated	Total
Balance, January 1, 2015	28,753,623	28,753,623	57,507,246
Equity offering in November 2015	13,409,961	—	13,409,961
Vested phantom units, net	165	—	165
Balance, December 31, 2015	42,163,749	28,753,623	70,917,372
Equity offering in June 2016	9,200,000	—	9,200,000
Common units issued under ATM program	944,700	—	944,700
Vested phantom units, net	108,775	—	108,775
Balance, June 30, 2016	52,417,224	28,753,623	81,170,847
GP Holdings owns approximately 35% of the Partnership consisting of 3,623 common units, 28,753,623 subordinated units and all of the incentive distribution rights as of June 30, 2016. Rice Energy owned 91.75% of the limited partnership interest in GP Holdings as of June 30, 2016.

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
The equity-based awards are valued at the date of issuance and the related compensation cost is recognized into earnings on a straight-line basis over the vesting period. The equity-based awards will cliff vest at the end of the requisite service period from one to two years. Included in general and administrative expense is $1.0 million and $2.1 million of equity compensation cost related to these awards in the three and six months ended June 30, 2016, respectively, and $1.0 million and $2.0 million of equity compensation cost related to these awards in the three and six months ended June 30, 2015, respectively. Total unrecognized compensation cost expected to be recognized over the remaining vesting periods as of June 30, 2016 is $1.5 million for these awards.

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

The following table presents Partnership’s calculation of net income per limited partner unit for common and subordinated limited partner units.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except unit data)	2016	2015	2016	2015
Net income	$27,936	$13,790	$62,362	$26,714
Less: Pre-acquisition net income allocated to general partner (1)	—	1,458	—	5,314
Less: General partner interest in net income attributable to incentive distribution rights	113	—	113	—
Limited partner net income	$27,823	$12,332	$62,249	$21,400

Net income allocable to common units	$16,870	$6,166	$37,338	$10,700
Net income allocable to subordinated units	10,953	6,166	24,911	10,700
Limited partner net income	$27,823	$12,332	$62,249	$21,400

Weighted-average limited partner units outstanding - basic:
Common units	44,480,590	28,753,623	43,322,170	28,753,623
Subordinated units	28,753,623	28,753,623	28,753,623	28,753,623
Total	73,234,213	57,507,246	72,075,793	57,507,246

Weighted-average limited partner units outstanding - diluted:
Common units (2)	44,809,466	28,806,680	43,608,573	28,788,271
Subordinated units	28,753,623	28,753,623	28,753,623	28,753,623
Total	73,563,089	57,560,303	72,362,196	57,541,894

Net income per limited partner unit - basic:
Common units	$0.38	$0.21	$0.86	$0.37
Subordinated units	0.38	0.21	0.87	0.37
Total	$0.38	$0.21	$0.86	$0.37

Net income per limited partner unit - diluted:
Common units	$0.38	$0.21	$0.86	$0.37
Subordinated units (3)	0.38	0.21	0.87	0.37
Total	$0.38	$0.21	$0.86	$0.37

Cash distributions declared per limited partner unit: (4)
Common units	$0.2235	$0.1905	$0.4335	$0.3780
Subordinated units	0.2235	0.1905	0.4335	0.3780
Total	$0.2235	$0.1905	$0.4335	$0.3780

(1)	Pre-acquisition net income allocated to the general partner relates to operations of the Water Assets for the period prior to their acquisition.

(2)
Diluted weighted-average limited partner common units includes the effect of 328,875 and 286,403 units for the three and six months ended June 30, 2016, respectively, and 53,057 and 34,648 units for the three and six months ended June 30, 2015, respectively, in each case related to phantom units.

(3)
Diluted income per limited partner unit is presented as if all earnings for the period had been distributed, and while it appears that more income is allocated to the subordinated unit holders than the common unitholders based on the dilution of the common units from the LTIP for the six months ended June 30, 2016, our partnership agreement prevents us from making a distribution to the subordinated unitholders in excess of those to the common unitholders.

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
On May 12, 2016, a cash distribution of $0.2100 per common and subordinated unit was paid to the Partnership’s unitholders related to the first quarter of 2016. On July 22, 2016, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the second quarter of 2016 of $0.2235 per common and subordinated unit. The cash distribution will be paid on August 11, 2016 to unitholders of record at the close of business on August 2, 2016. Also on August 11, 2016, a cash distribution of $0.1 million will be made to GP Holdings related to its incentive distribution rights in the Partnership based upon the achievement of the second target distribution.

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

The operating results and assets of the Partnership’s reportable segments were as follows as of and for the three months ended June 30, 2016.

	Three Months Ended June 30, 2016
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$30,036	$16,511	$46,547
Total operating expenses	9,491	8,056	17,547
Operating income	$20,545	$8,455	$29,000

Depreciation expense	$2,685	$4,170	$6,855
Capital expenditures for segment assets	$36,840	$1,936	$38,776
The operating results of the Partnership’s reportable segments were as follows for the three months ended June 30, 2015.

	Three Months Ended June 30, 2015 (1)
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$19,730	$8,830	$28,560
Total operating expenses	6,798	4,996	11,794
Operating income	$12,932	$3,834	$16,766

Depreciation expense	$1,486	$1,467	$2,953
Capital expenditures for segment assets	$30,137	$28,947	$59,084

(1)
Financial statements have been retrospectively recast for the period prior to November 1, 2015, the effective date of acquisition of the Water Assets, to include the historical results of the Water Assets. See Note 1.

The operating results of the Partnership’s reportable segments were as follows for the six months ended June 30, 2016.

	Six Months Ended June 30, 2016
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$56,836	$44,254	$101,090
Total operating expenses	17,182	19,291	36,473
Operating income	$39,654	$24,963	$64,617

Depreciation expense	$4,620	$7,605	$12,225
Capital expenditures for segment assets	$71,701	$3,318	$75,019

The operating results of the Partnership’s reportable segments were as follows for the six months ended June 30, 2015.

	Six Months Ended June 30, 2015 (1)
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$35,896	$19,175	$55,071
Total operating expenses	13,361	9,458	22,819
Operating income	$22,535	$9,717	$32,252

Depreciation expense	$2,934	$3,104	$6,038
Capital expenditures for segment assets	$46,906	$62,894	$109,800

(1)
Financial statements have been retrospectively recast for the period prior to November 1, 2015, the effective date of acquisition of the Water Assets, to include the historical results of the Water Assets. See Note 1.

The assets of the Partnership’s reportable segments were as follows as of June 30, 2016.

	As of June 30, 2016
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Segment assets	$606,258	$142,669	$748,927
Goodwill	$39,142	$—	$39,142
The assets of the Partnership’s reportable segments were as follows as of December 31, 2015.

	As of December 31, 2015
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Segment assets	$547,810	$141,980	$689,790
Goodwill	$39,142	$—	$39,142

8.	Income Taxes
The Partnership is not subject to federal and state income taxes as a result of its limited partner structure. For federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by the Partnership flow through to the unitholders. As such, the Partnership does not record a provision for income taxes in the current period. Prior to the Partnership’s initial public offering in December 2014 (the “IPO”), the Partnership’s income was included as part of Rice Energy’s consolidated federal tax return.
Prior to the acquisition of the Water Assets, the operations of the Water Assets were subject to income taxes and were included as part of Rice Energy’s consolidated federal tax return. Accordingly, the income tax effects associated with the operations of the Water Assets continued to be subject to income taxes until the Water Assets were acquired by the Partnership. Tax expense related to the Water Assets of $2.1 million and $4.0 million for the three and six months ended June 30, 2015, respectively, was recorded in the unaudited condensed consolidated statement of operations, resulting in an effective tax rate of approximately 13.2% and 13.0% for the three and six months ended June 30, 2015, respectively.
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
In the ordinary course of business, the Partnership has transactions with affiliated companies. During the six months ended June 30, 2016 and 2015, related parties included Rice Energy and certain of its subsidiaries. On December 22, 2014, upon completion of the IPO, the Partnership entered into the Omnibus Agreement with its general partner, Rice Energy, Rice Poseidon Midstream LLC and Rice Midstream Holdings LLC. Pursuant to the Omnibus Agreement, Rice Energy performs centralized corporate and general and administrative services for the Partnership, such as financial and administrative, information technology, legal, health, safety and environmental, human resources, procurement, engineering, business development, investor relations, insurance and tax. In exchange, the Partnership reimburses Rice Energy for the expenses incurred in providing these services, except for any expenses associated with Rice Energy’s long-term incentive programs.
The expenses for which the Partnership reimburses Rice Energy and its subsidiaries related to corporate and general and administrative services may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis. The Partnership is unable to estimate what the costs would have been with an unrelated third party.
Also upon completion of the IPO, the Partnership entered into a 15 year, fixed-fee gas gathering and compression agreement (the “Gas Gathering and Compression Agreement”) with Rice Drilling B LLC, a wholly-owned subsidiary of Rice Energy, and Alpha Shale Resources, LP, pursuant to which the Partnership gathers Rice Energy’s natural gas and provides compression services on the Partnership’s gathering systems located in Washington County and Greene County, Pennsylvania. Pursuant to the Gas Gathering and Compression Agreement, the Partnership will charge Rice Energy a gathering fee of $0.30 per Dth and a compression fee of $0.07 per Dth per stage of compression, each subject to annual adjustment for inflation based on the Consumer Price Index (“CPI”). The Gas Gathering and Compression Agreement covers substantially all of Rice Energy’s acreage position in the dry gas core of the Marcellus Shale in southwestern Pennsylvania as of June 30, 2016 and any future acreage it acquires within Washington County and Greene County, Pennsylvania, excluding the first 40 MDth/d of Rice Energy’s production from approximately 18,000 gross acres subject to a pre-existing third-party dedication.
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
For periods subsequent to the IPO, no equity compensation expense has been allocated to the Partnership by Rice Energy; however, equity compensation expense includes amounts allocated to the Water Assets by Rice Energy prior to their acquisition. Equity compensation expense recorded in general and administrative expense of $0.1 million and $0.2 million was allocated to the Water Assets by Rice Energy for the three and six months ended June 30, 2015, respectively.
Prior to Rice Energy’s initial public offering on January 29, 2014, the only long-term incentives offered to certain executives and employees were through grants of incentive units, which were profits interests representing an interest in the future profits (once a certain level of proceeds has been generated) of Rice Energy’s predecessor parent entity Rice Energy Appalachia, LLC (“REA”) and granted pursuant to the limited liability company agreement of REA. The compensation expense recognized in these unaudited consolidated financial statements is a non-cash charge, with the settlement obligation resting on NGP Rice Holdings LLC (“NGP Holdings”) and Rice Energy Holdings LLC (“Rice Holdings”). Payments on the incentive units are made by Rice Holdings and NGP Holdings and not by Rice Energy or the Partnership, and as such, are not dilutive to Rice Energy or the Partnership. For periods subsequent to the IPO, no incentive unit expense has been allocated to the Partnership by Rice Energy; however, incentive unit expense was allocated to the Water Assets by Rice Energy prior to their acquisition. Incentive unit expense allocated to the Water Assets by Rice Energy was $0.7 million and $1.1 million for the three and six months ended June 30, 2015, respectively.

10.	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-11, “Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) – Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients.” These updates do not change the core principle of the guidance in Topic 606 (as amended by ASU 2014-09), but rather provide further guidance with respect to implementation of ASU 2014-09. The effective date for ASU 2016-10, 2016-11, 2016-12 and ASU 2014-09, as amended by ASU 2015-14, is for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.
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
On July 22, 2016, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the second quarter of 2016 of $0.2235 per common and subordinated unit. The cash distribution will be paid on August 11, 2016 to unitholders of record at the close of business on August 2, 2016. Also on August 11, 2016, a cash distribution of $0.1 million will be made to GP Holdings related to its incentive distribution rights in the Partnership.

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
Our Operations
Gas Gathering and Compression
Our gas gathering and compression assets are located within highly-concentrated acreage positions in the dry gas core of the Marcellus Shale and, as of June 30, 2016, consisted of a 3.3 MMDth/d high-pressure dry gas gathering system and associated compression in Washington County, Pennsylvania and a 840 MDth/d high-pressure dry gas gathering system in Greene County, Pennsylvania. The dry gas core of the Marcellus Shale in southwestern Pennsylvania is characterized by a combination of low development cost, consistently high production volumes and access to multiple takeaway pipelines, resulting in what Rice Energy believes to be among the highest rate of return wells in the Appalachian Basin.
We contract with Rice Energy and other producers to gather natural gas from wells and well pads located in our dedicated areas and/or near our gathering systems. The natural gas that we gather generally requires no processing or treating prior to delivery into interstate takeaway pipelines, and as of June 30, 2016, required only minimal compression. Over time, we expect to provide associated compression services on our gathering systems to Rice Energy and third parties.
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
The following provides a summary of the key terms of our gas gathering and compression agreements as of June 30, 2016.

	Remaining Term (Years)	Gathering Fee	Compression Fee (1)	Escalation /Adjustment Mechanism (2)	Dedicated Acres
Rice Energy	14	$0.30 / Dth	$0.07 / stage / Dth	Yes	Washington and Greene Counties (3)
Third Parties (4)	10	$0.42 / Dth	varies	Yes	66,000 acres in Washington County

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

(3)
The dedicated area from Rice Energy excludes the first 40 MDth/d of Rice Energy’s Marcellus Shale dry gas production from an area roughly encompassing three townships in southwestern Greene County under an existing dedication to a third party in which Rice Energy owned approximately 18,000 gross acres as of June 30, 2016.

(4)
Amounts shown for third parties represent weighted averages based on historical throughput in the case of remaining term, gathering fee and compression fee (based on the period ended June 30, 2016), and in the case of dedications, aggregate acres.

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
Water Services
On November 4, 2015, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) by and between the Partnership and Rice Energy. Pursuant to the terms of the Purchase Agreement, we acquired from Rice Energy all of the outstanding limited liability company interests of PA Water and OH Water, two wholly-owned indirect subsidiaries of Rice Energy that own and operate Rice Energy’s water services business. As of June 30, 2016, the acquired business includes Rice Energy’s Pennsylvania and Ohio fresh water distribution systems and related facilities that provide access to 22.7 MMgal/d of fresh water from the Monongahela River, the Ohio River and other regional water sources in Pennsylvania and Ohio (the “Water Assets”). Rice Energy has also granted us, until December 31, 2025, (i) the exclusive right to develop water treatment facilities in the areas of dedication defined in the Water Services Agreements (defined below) and (ii) an option to purchase any water treatment facilities acquired by Rice Energy in such areas at Rice Energy’s acquisition cost.
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

Results of Operations
The following table sets forth selected consolidated operating data for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Statement of operations data
Operating revenues:
Affiliate	$32,622	$24,482	$8,140	$77,007	$48,342	$28,665
Third-party	13,925	4,078	9,847	24,083	6,729	17,354
Total operating revenues	46,547	28,560	17,987	101,090	55,071	46,019

Operating expenses:
Operation and maintenance expense	4,141	2,703	1,438	12,752	5,607	7,145
General and administrative expense	5,787	4,202	1,585	10,463	8,396	2,067
Incentive unit expense	—	689	(689)	—	1,123	(1,123)
Depreciation expense	6,855	2,953	3,902	12,225	6,038	6,187
Acquisition costs	—	—	—	73	—	73
Amortization of intangible assets	403	408	(5)	811	816	(5)
Other expense	361	839	(478)	149	839	(690)
Total operating expenses	17,547	11,794	5,753	36,473	22,819	13,654

Operating income	29,000	16,766	12,234	64,617	32,252	32,365
Other income	—	—	—	—	9	(9)
Interest expense	(920)	(736)	(184)	(1,967)	(1,257)	(710)
Amortization of deferred finance costs	(144)	(144)	—	(288)	(288)	—
Income before income taxes	27,936	15,886	12,050	62,362	30,716	31,646
Income tax expense	—	(2,096)	2,096	—	(4,002)	4,002
Net income	$27,936	$13,790	$14,146	$62,362	$26,714	$35,648
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Total operating revenues. The $18.0 million increase in operating revenues period-over-period primarily relates to a $6.9 million increase in gathering and compression revenues associated with our existing third-party contracts and a $3.4 million increase in gathering and compression revenues associated with our gathering and compression services agreement with Rice Energy. Additionally, the increase relates to the $4.7 million increase in affiliate water service revenues associated with our water services agreements with Rice Energy and a $3.0 million increase in third-party water service revenues that relate to third-party contracts that were not in place during the three months ended June 30, 2015.
Operation and maintenance expense. The $1.4 million increase in operation and maintenance expense period-over-period was primarily due to an increase in on and off pad water transfer costs and water procurement in addition to increased contract labor expenses.
General and administrative expense. General and administrative expense for the three months ended June 30, 2016, were $5.8 million, which included $4.8 million related to costs associated with Rice Energy personnel that provide us support pursuant to our omnibus agreement with Rice Energy (the “Omnibus Agreement”). For the three months ended June 30, 2015, general and administrative expenses were $4.2 million, which included $2.0 million of general and administrative expenses allocated to us by Rice Energy and $0.8 million of general and administrative expenses allocated by Rice Energy to the Water Assets. Included in general and administrative expense is equity compensation expense of $1.2 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively.
Incentive unit expense. Incentive unit expense for the three months ended June 30, 2015 was $0.7 million. These costs were allocated to the Water Assets by Rice Energy prior to their acquisition. The payment obligation as it relates to the incentive units is with Rice Energy Irrevocable Trust and NGP Rice Holdings LLC and will not be borne by Rice Energy or by us.
Depreciation expense. Depreciation expense increased $3.9 million period-over-period due to additional assets being in service in the current period as compared to the previous period.
Interest expense. Interest expense increased $0.2 million period-over-period. Interest expense for the three months ended June 30, 2016 of $0.9 million was incurred in connection with our revolving credit facility. For the three months ended June 30, 2015, interest expense included $0.4 million incurred in connection with our revolving credit facility and $0.3 million allocated by Rice Energy to the Water Assets.
Income tax expense. The $2.1 million income tax expense for the three months ended June 30, 2015 was allocated to the Water Assets by Rice Energy prior to their acquisition. Following our initial public offering, we are not subject to U.S. federal income tax and certain state income taxes due to our status as a partnership.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Total operating revenues. The $46.0 million increase in operating revenues period-over-period primarily relates to a $21.5 million increase in affiliate water service revenues associated with our water services agreements with Rice Energy and a $3.6 million increase in third-party water service revenues that relate to third-party contracts that were not in place during the three months ended June 30, 2015. Additionally, the increase relates to a $13.7 million increase in gathering and compression revenues associated with our existing third-party contracts as well as a $7.2 million increase in affiliate gathering and compression revenues associated with our gathering and compression services agreement with Rice Energy.
Operation and maintenance expense. The $7.1 million increase in operation and maintenance expense period-over-period was primarily due to an increase in on and off pad water transfer costs and water procurement in addition to increased contract labor expenses.
General and administrative expense. General and administrative expenses for the six months ended June 30, 2016 were $10.5 million, which included $9.0 million related to costs associated with Rice Energy personnel that provide us support pursuant to the Omnibus Agreement. For the six months ended June 30, 2015, general and administrative expenses were $8.4 million, which included $3.6 million of general and administrative expenses allocated to us by Rice Energy and $1.6 million of general and administrative expenses allocated by Rice Energy to the Water Assets. Included in general and administrative expense is equity compensation expense of $2.1 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively.
Incentive unit expense. Incentive unit expense for the six months ended June 30, 2015 was $1.1 million. These costs were allocated to the Water Assets by Rice Energy prior to their acquisition. The payment obligation as it relates to the incentive units is with Rice Energy Irrevocable Trust and NGP Rice Holdings LLC and will not be borne by Rice Energy or by us.
Depreciation expense. Depreciation expense increased $6.2 million period-over-period due to additional assets being in service in the current period as compared to the previous period.
Interest expense. Interest expense increased $0.7 million period-over-period. Interest expense incurred in the six months ended June 30, 2016 of $2.0 million was incurred in connection with our revolving credit facility. For the six months ended June 30, 2015, interest expense included $0.9 million incurred in connection with our revolving credit facility and $0.4 million allocated by Rice Energy to the Water Assets.
Income tax expense. The $4.0 million income tax expense for the six months ended June 30, 2015 was allocated to the Water Assets by Rice Energy prior to their acquisition. Following our initial public offering, we are not subject to U.S. federal income tax and certain state income taxes due to our status as a partnership.

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
The following table sets forth selected operating data for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015:
Gathering and Compression Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Operating data:
Gathering volumes: (in MDth/d)
Affiliate	678	555	123	648	525	123
Third-party	256	100	156	237	82	155
Total gathering volumes	934	655	279	885	607	278

Compression volumes: (in MDth/d)
Affiliate	329	52	277	169	45	124
Third-party	235	6	229	189	16	173
Total compression volumes	564	58	506	358	61	297

Statement of income data: (in thousands)
Gathering revenues:
Affiliate	$16,960	$14,879	$2,081	$34,209	$28,155	$6,054
Third-party	9,289	4,033	5,256	17,725	6,567	11,158
Total gathering revenues	26,249	18,912	7,337	51,934	34,722	17,212

Compression revenues:
Affiliate	2,098	773	1,325	2,155	1,012	1,143
Third-party	1,689	45	1,644	2,747	162	2,585
Total compression revenues	3,787	818	2,969	4,902	1,174	3,728
Total operating revenues	30,036	19,730	10,306	56,836	35,896	20,940

Operating expenses:
Operation and maintenance expense	1,349	877	472	3,165	2,257	908
General and administrative expense	4,693	3,188	1,505	8,364	6,515	1,849
Depreciation expense	2,685	1,486	1,199	4,620	2,934	1,686
Acquisition costs	—	—	—	73	—	73
Amortization of intangible assets	403	408	(5)	811	816	(5)
Other expense	361	839	(478)	149	839	(690)
Total operating expenses	9,491	6,798	2,693	17,182	13,361	3,821

Operating income	$20,545	$12,932	$7,613	$39,654	$22,535	$17,119

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Total operating revenues. The $10.3 million increase in operating revenues period-over-period primarily relates to a $6.9 million increase in gathering and compression revenues associated with our existing third-party contracts and a $3.4 million increase in gathering and compression revenues associated with our gathering and compression services agreement with Rice Energy.
Operation and maintenance expense. The $0.5 million increase in operation and maintenance expense period-over-period was primarily due to an increase in contract labor expenses.
General and administrative expense. The $1.5 million increase in general and administrative expenses period-over-period was primarily the result of increases in the allocation of costs from Rice Energy to the gathering and compression segment associated with additional employees and associated indirect costs incurred to operate the gathering and compression assets. Included in general and administrative expense is equity compensation expense of $0.9 million and $1.0 million for the three months ended June 30, 2016 and 2015, respectively.
Depreciation expense. Depreciation expense increased $1.2 million period-over-period due to additional assets being in service in the current period as compared to the previous period.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Total operating revenues. The $20.9 million increase in operating revenues period-over-period primarily relates to a $13.7 million increase in gathering and compression revenues associated with our existing third-party contracts as well as a $7.2 million increase in affiliate gathering and compression revenues associated with our gathering and compression services agreement with Rice Energy.
Operation and maintenance expense. The $0.9 million increase in operation and maintenance expense period-over-period was primarily due to an increase in contract labor expenses.
General and administrative expense. The $1.8 million increase in general and administrative expenses period-over-period was primarily the result of increases in the allocation of costs from Rice Energy to the gathering and compression segment associated with additional employees and associated indirect costs incurred to operate the gathering and compression assets. Included in general and administrative expense is equity compensation expense of $1.6 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively.
Depreciation expense. Depreciation expense increased $1.7 million period-over-period due to additional assets being in service in the current period as compared to the previous period.

Water Services Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Operating data:
Water services volumes: (in MMgal)
Affiliate	220	163	57	665	348	317
Third-party	115	—	115	132	—	132
Total water services volumes	335	163	172	797	348	449

Operating revenues:
Affiliate	$13,564	$8,830	$4,734	$40,643	$19,175	$21,468
Third-party	2,947	—	2,947	3,611	—	3,611
Total operating revenues	16,511	8,830	7,681	44,254	19,175	25,079

Operating expenses:
Operation and maintenance expense	2,792	1,826	966	9,587	3,350	6,237
General and administrative expense	1,094	1,014	80	2,099	1,881	218
Incentive unit expense	—	689	(689)	—	1,123	(1,123)
Depreciation expense	4,170	1,467	2,703	7,605	3,104	4,501
Total operating expenses	8,056	4,996	3,060	19,291	9,458	9,833

Operating income	$8,455	$3,834	$4,621	$24,963	$9,717	$15,246
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Operating revenues. The $7.7 million increase in operating revenues period-over-period primarily relates to a $4.7 million increase in affiliate water service revenues associated with our water services agreements with Rice Energy and a $3.0 million increase in third-party water service revenues that relate to third-party contracts that were not in place during the three months ended June 30, 2015.
Operation and maintenance expense. The $1.0 million increase in operation and maintenance expense period-over-period was primarily due to increased expenses associated with on and off pad water transfer and water procurement costs.
General and administrative expenses. The $0.1 million increase in general and administrative expenses period-over-period was primarily the result of increases in the allocation of costs from Rice Energy to the water services segment associated with additional employees and associated indirect costs incurred to operate the Water Assets. Included in general and administrative expense is equity compensation expense of $0.3 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively.
Incentive unit expense. Incentive unit expense for the three months ended June 30, 2015 was $0.7 million. These costs were allocated to the Water Assets by Rice Energy prior to their acquisition. The payment obligation as it relates to the incentive units is with Rice Energy Irrevocable Trust and NGP Rice Holdings LLC and will not be borne by Rice Energy or by us.
Depreciation expense. The $2.7 million increase in depreciation expense period-over-period was primarily due to additional assets being in service in the current period as compared to the previous period.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Operating revenues. The $25.1 million increase in operating revenues period-over-period primarily relates to a $21.5 million increase in affiliate water service revenues associated with our water services agreements with Rice Energy and a $3.6 million increase in third-party water service revenues that relate to third-party contracts that were not in place during the three months ended June 30, 2015.
Operation and maintenance expense. The $6.2 million increase in operation and maintenance expense period-over-period was primarily due to increased expenses associated with on and off pad water transfer and water procurement costs.
General and administrative expenses. The $0.2 million increase in general and administrative expenses period-over-period was primarily the result of increases in the allocation of costs from Rice Energy to the water services segment associated with additional employees and associated indirect costs incurred to operate the Water Assets. Included in general and administrative expense is equity compensation expense of $0.5 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.
Incentive unit expense. Incentive unit expense for the six months ended June 30, 2015 was $1.1 million. These costs were allocated to the Water Assets by Rice Energy prior to their acquisition. The payment obligation as it relates to the incentive units is with Rice Energy Irrevocable Trust and NGP Rice Holdings LLC and will not be borne by Rice Energy or by us.
Depreciation expense. The $4.5 million increase in depreciation expense period-over-period was primarily due to additional assets being in service in the current period as compared to the previous period.
Capital Resources and Liquidity
Sources and Uses of Cash
We expect that capital resources and liquidity will be provided by operating cash flow, proceeds from equity and debt financings and borrowings under our revolving credit facility, as discussed below. We expect cash flow from operations to continue to contribute to our liquidity in the future. However, other sources of liquidity may include borrowing capacity under our revolving credit facility and proceeds from the issuance of additional equity or debt securities. We expect the combination of these capital resources will be adequate to meet our short-term working capital requirements, long-term capital expenditures program and expected quarterly cash distributions.
We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions, including incentive distribution rights, to our partners will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by borrowings under our revolving credit facility or from potential capital market transactions.
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $74.7 million for the six months ended June 30, 2016 compared to net cash provided by operating activities of $47.9 million for the six months ended June 30, 2015. The increase in cash flow from operations period-over-period was primarily the result of increased cash flow generated from our gathering, compression and water services contracts with Rice Energy and third parties during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Cash Flow Used in Investing Activities
Prior to the acquisition of the Water Assets, capital expenditures associated with the Water Assets were funded by Rice Energy.
Cash flows used in investing activities totaled $75.0 million and $109.8 million for the six months ended June 30, 2016 and 2015, respectively. Capital expenditures for the gathering and compression segment were $71.7 million and $46.9 million for the six months ended June 30, 2016 and 2015, respectively. The increase period-over-period was primarily attributable to the build-out of our compression and gathering systems. Capital expenditures for the water services segment were $3.3 million and $62.9 million for the six months ended June 30, 2016 and 2015, respectively. The decrease period-over-period was primarily attributable to the substantial majority of the capital expenditures related to our water service assets being built in the prior year.

Cash Flow Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2016 of $8.1 million was comprised of proceeds from common unit issuances of $179.9 million and net proceeds from borrowings under our revolving credit facility, offset by net paydowns of the revolving credit facility and distributions made to our unitholders related to the fourth quarter of 2015 and first quarter of 2016. Net cash provided by financing activities for the six months ended June 30, 2015 of $35.4 million was primarily the result of proceeds on borrowings under the revolving credit facility and contributions from Rice Energy for the Water Assets, offset by distributions to our unitholders related to the fourth quarter of 2014 and the first quarter of 2015.
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
Debt Agreements and Contractual Obligations
Revolving Credit Facility
We, as guarantor, and Rice Midstream OpCo LLC (“Rice Midstream OpCo”), as borrower, entered into a revolving credit facility in connection with the closing of our initial public offering. Our revolving credit facility provides for lender commitments of $450.0 million, with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The credit facility provides for a letter of credit sublimit of $50.0 million. As of June 30, 2016, Rice Midstream OpCo had no borrowings and no letters of credit outstanding under the revolving credit facility. The average daily outstanding balance of the credit facility was approximately $144.7 million and interest was incurred on the facility at a weighted average annual interest rate of 2.2% during the six months ended June 30, 2016. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The credit facility matures on December 22, 2019.
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
Our revolving credit facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the revolving credit facility to be immediately due and payable. We were in compliance with its covenants and ratios effective as of June 30, 2016.
Distributions
On May 12, 2016, a cash distribution of $0.2100 per common and subordinated unit was paid to our unitholders related to the first quarter of 2016. On July 22, 2016, the Board of Directors of our general partner declared a cash distribution to our unitholders for the second quarter of 2016 of $0.2235 per common and subordinated unit. The cash distribution will be paid on August 11, 2016 to unitholders of record at the close of business on August 2, 2016. Also on August 11, 2016, a cash distribution of $0.1 million will be made to GP Holdings related to its incentive distribution rights in the Partnership.
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
Interest Rate Risk
As of June 30, 2016, Rice Midstream OpCo had no borrowings and no letters of credit outstanding under the revolving credit facility. Under the revolving credit facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 175 to 275 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 75 to 175 basis points, depending on the leverage ratio then in effect.
Our primary interest rate risk exposure results from our revolving credit facility, which has a floating interest rate. The average annual interest rate incurred on our revolving credit facility during the six months ended June 30, 2016 was approximately 2.2%. A 1.0% increase in each of the applicable average interest rates during the six months ended June 30, 2016 would have resulted in a $0.7 million estimated increase in interest expense for that period.
As of June 30, 2016, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our general partner has evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and to ensure that the information we are required to disclose in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the principal executive officer and principal financial officer of our general partner concluded that their disclosure controls and procedures were effective as of June 30, 2016.
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
Environmental Proceedings
From time to time our operations are inspected by governmental authorities. These authorities may issue proposed penalties for alleged violations of environmental laws discovered as a result of such inspections. Fines and penalties for environmental law violations can often exceed $100,000. While we cannot predict the ultimate outcome of any such matters, we do not expect that any currently known violations, individually or in the aggregate, will have a material adverse impact on our financial results.
Item 1A. Risk Factors
Our business faces many risks. Any of the risks discussed elsewhere in this Quarterly Report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
There have been no material changes in our risk factors from those described in our 2015 Annual Report and our March 31, 2016 Quarterly Report. For a discussion of our potential risks and uncertainties, see the information in “Item 1A. Risk Factors” in our 2015 Annual Report and our March 31, 2016 Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered sales of securities. There were no sales of unregistered common units during the period covered by this report.
Issuer purchases of equity securities. The following table contains information about our acquisition of commons units during the three months ended June 30, 2016:

Period	Total Number of Units Withheld (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Be Purchased Under the Plans or Programs
April 1 - April 30, 2016	—	$—	—	—
May 1 - May 31, 2016	—	$—	—	—
June 1 - June 30, 2016	59,031	$18.94	—	—
Total	59,031	$18.94	—	—

(1)
All common units withheld during the three months ended June 30, 2016 were used to offset tax withholding obligations that occur upon the vesting of restricted stock units and delivery of common stock under the terms of our long-term incentive plan.

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

RICE MIDSTREAM PARTNERS LP

Date:	August 4, 2016	By:	Rice Midstream Management LLC, its general partner
		By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer

Date:	August 4, 2016	By:	Rice Midstream Management LLC, its general partner
		By:	/s/ Grayson T. Lisenby
Grayson T. Lisenby
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
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