Form 10-Q
period 2016-09-30
Rice Midstream Partners LP
filed 2016-11-03
CIK 1620928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

At November 1, 2016, there were 101,902,856 units (consisting of 73,149,233 common units and 28,753,623 subordinated units) outstanding.

RICE MIDSTREAM PARTNERS LP
QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “March 31, 2016 Quarterly Report”) and in this Quarterly Report, each on file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements may include statements about:

•	the benefits of the Vantage Midstream Asset Acquisition (defined herein);

•	our future financial performance following the Vantage Midstream Asset Acquisition;

•	the ability of Rice Energy or our other customers to meet their drilling and development plans on a timely basis or at all;

•	our business strategy;

•	realized natural gas, natural gas liquids (“NGLs”) and oil prices;

•	competition and government regulations;

•	actions taken by third-party producers, operators, processors and transporters;

•	pending legal or environmental matters;

•	costs of conducting our gathering and compression and water services operations;

•	general economic conditions;

•	credit and capital markets;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our gathering and compression and water services businesses. These risks include, but are not limited to, commodity price volatility; inflation; environmental risks; regulatory changes; the uncertainty inherent in projecting future throughput volumes, cash flow and access to capital; the timing of development expenditures of Rice Energy or our other customers; and the other risks described under “Item 1A. Risk Factors” in the 2015 Annual Report, the March 31, 2016 Quarterly Report and in this Quarterly Report.
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

Commonly Used Defined Terms
As used in the Quarterly Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Rice Midstream Partners LP,” the “Partnership,” “we,” “our,” “us” or like terms refers to Rice Midstream Partners LP and its consolidated subsidiaries;

•	“our general partner” refers to Rice Midstream Management LLC, a subsidiary of Rice Energy;

•	“Rice Energy” refers to Rice Energy Inc. and its consolidated subsidiaries;

•	“GP Holdings” refers to Rice Midstream GP Holdings LP, a subsidiary of Rice Energy;

•	“PA Water” refers to Rice Water Services (PA) LLC, a wholly-owned subsidiary of Rice Midstream Partners LP;

•	“OH Water” refers to Rice Water Services (OH) LLC, a wholly-owned subsidiary of Rice Midstream Partners LP;

•	“Vantage” refers collectively to Vantage Energy, LLC and Vantage Energy II, LLC; and

•	“Vantage Midstream Entities” refers collectively to Vantage Energy II Access, LLC and Vista Gathering, LLC.

PART I

Rice Midstream Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$7,634	$7,597
Accounts receivable	8,831	9,926
Accounts receivable - affiliate	10,636	6,438
Prepaid expenses, deposits and other	104	192
Total current assets	27,205	24,153

Property and equipment, net	644,625	578,026
Deferred financing costs, net	2,002	2,310
Goodwill	39,142	39,142
Intangible assets, net	44,937	46,159
Total assets	$757,911	$689,790

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$2,587	$13,484
Accrued capital expenditures	12,270	15,277
Other accrued liabilities	6,396	3,067
Total current liabilities	21,253	31,828

Long-term liabilities:
Long-term debt	—	143,000
Other long-term liabilities	3,283	3,128
Total liabilities	24,536	177,956

Partners’ capital:
Common units (52,432,851 and 42,163,749 issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	830,135	624,557
Subordinated units (28,753,623 issued and outstanding at September 30, 2016 and December 31, 2015)	(96,760)	(112,723)
Total partners’ capital	733,375	511,834
Total liabilities and partners’ capital	$757,911	$689,790

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except unit data)	2016	2015	2016	2015
Operating revenues:
Affiliate	$28,260	$23,947	$105,267	$72,289
Third-party	12,807	6,128	36,890	12,857
Total operating revenues	41,067	30,075	142,157	85,146

Operating expenses:
Operation and maintenance expense	4,596	4,421	17,348	10,028
General and administrative expense (1) (2)	4,945	5,242	15,408	13,638
Incentive unit (income) expense (3)	—	(75)	—	1,048
Depreciation expense	5,489	4,417	17,714	10,454
Acquisition costs	—	—	73	—
Amortization of intangible assets	411	407	1,222	1,223
Other expense (income)	90	(347)	239	492
Total operating expenses	15,531	14,065	52,004	36,883

Operating income	25,536	16,010	90,153	48,263
Other income	—	2	—	11
Interest expense (4)	(402)	(814)	(2,369)	(2,070)
Amortization of deferred finance costs	(145)	(144)	(433)	(432)
Income before income taxes	24,989	15,054	87,351	45,772
Income tax expense	—	(1,794)	—	(5,796)
Net income	$24,989	$13,260	$87,351	$39,976

Calculation of limited partner interest in net income:
Net income	$24,989	$13,260	$87,351	$39,976
Less: Pre-acquisition net income allocated to general partner	—	990	—	6,306
Less: General partner interest in net income attributable to incentive distribution rights	427	—	540	—
Limited partner net income	$24,562	$12,270	$86,811	$33,670

Net income per limited partner unit:(5)
Common units (basic)	$0.30	$0.21	$1.15	$0.59
Common units (diluted)	$0.30	$0.21	$1.14	$0.58
Subordinated units (basic and diluted)	$0.30	$0.21	$1.17	$0.59

Cash distributions declared per limited partner unit:
Common units	$0.2370	$0.1935	$0.6705	$0.5715
Subordinated units	$0.2370	$0.1935	$0.6705	$0.5715

(1)
Equity-based compensation expense related to phantom unit awards of $0.6 million and $2.7 million is included in general and administrative expense for the three and nine months ended September 30, 2016, respectively. Equity-based compensation expense related to phantom unit awards of $1.1 million and $3.3 million is included in general and administrative expense for the three and nine months ended September 30, 2015, respectively.

(2)
General and administrative expense includes charges from Rice Energy of $4.4 million and $3.6 million for the three months ended September 30, 2016 and 2015, respectively, and $12.7 million and $8.8 million for the nine months ended September 30, 2016 and 2015, respectively.

(3)	Incentive unit expense for the three and nine months ended September 30, 2015 was allocated from Rice Energy.

(4)	Interest expense includes charges from Rice Energy of $0.3 million and $0.7 million for the three and nine months ended September 30, 2015, respectively.

(5)
Net income per limited partner unit does not include results attributable to PA Water and OH Water (collectively, the “Water Assets”) prior to their acquisition as these results are not attributable to limited partners of the Partnership.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$87,351	$39,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	17,714	10,454
Amortization of intangibles	1,222	1,223
Amortization of deferred financing costs	433	432
Incentive unit expense	—	1,048
Equity compensation expense	2,672	3,316
Deferred income tax benefit	—	5,796
Changes in operating assets and liabilities:
Increase in accounts receivable and receivable from affiliate	(3,102)	(8,852)
Increase in prepaid expenses and other assets	(5)	(407)
Increase in accounts payable and payable to affiliate	26	3,764
Increase in accrued liabilities and other	3,193	280
Net cash provided by operating activities	109,504	57,030

Cash flows from investing activities:
Capital expenditures	(97,679)	(178,104)
Net cash used in investing activities	(97,679)	(178,104)

Cash flows from financing activities:
Proceeds from borrowings	43,000	72,000
Repayments of borrowings	(186,000)	—
Proceeds from ATM program, net	15,713	—
Proceeds from June 2016 equity offering, net	164,029	—
Costs related to IPO	—	(129)
Additions to deferred financing costs	(206)	(21)
Contributions from parent	39	69,182
Employee tax withholding for settlement of common unit award vestings	(1,280)	—
Distributions to related parties	(18,228)	(11,456)
Distributions to public unitholders	(28,855)	(11,454)
Net cash (used in) provided by financing activities	(11,788)	118,122

Net increase (decrease) in cash	37	(2,952)
Cash at the beginning of the year	7,597	26,834
Cash at the end of the period	$7,634	$23,882

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Partners’ Capital
(Unaudited)

		Limited Partners
(in thousands)	Parent Net Equity	Common	Subordinated & Incentive Distribution Right Holders	Total
Balance, January 1, 2015	$36,594	$442,451	$(49,101)	$429,944
Contributions from parent	69,182	—	—	69,182
Incentive unit expense	1,048	—	—	1,048
Equity compensation expense	356	2,898	—	3,254
Offering costs related to the IPO	—	(129)	—	(129)
Distributions to unitholders	—	(11,455)	(11,455)	(22,910)
Pre-acquisition net income attributable to the general partner	6,306	—	—	6,306
Net income	—	16,835	16,835	33,670
Balance, September 30, 2015	$113,486	$450,600	$(43,721)	$520,365

Balance, January 1, 2016	$—	$624,557	$(112,723)	$511,834
Contributions from parent	—	—	39	39
Equity compensation expense	—	1,492	—	1,492
Distributions to unitholders	—	(28,855)	(18,228)	(47,083)
Common units issued in June equity 2016, net of offering costs	—	164,029	—	164,029
Common units issued in ATM program, net of offering costs	—	15,713	—	15,713
Net income	—	53,199	34,152	87,351
Balance, September 30, 2016	$—	$830,135	$(96,760)	$733,375

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
The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared by the Partnership’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Partnership’s financial position as of September 30, 2016 and December 31, 2015 and its condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 and of cash flows for the nine months ended September 30, 2016 and 2015.
On February 17, 2016, Rice Energy, Rice Midstream Holdings LLC, a Delaware limited liability company (“Rice Midstream Holdings”) and subsidiary of Rice Energy, and Rice Midstream GP Holdings LP (“GP Holdings”), entered into a securities purchase agreement with EIG Energy Fund XVI, L.P., EIG Energy Fund XVI-E, L.P., and EIG Holdings (RICE) Partners, LP (collectively, the “Purchasers”) pursuant to which, among other things, GP Holdings agreed to sell common units representing an 8.25% limited partner interest in GP Holdings to the Purchasers (the “Midstream Holdings Investment”). The transaction closed on February 22, 2016 and had no direct impact on the Partnership’s condensed consolidated financial statements. Prior to the closing of the transaction, Rice Midstream Holdings assigned all of its equity interests in the Partnership, consisting of 3,623 common units, 28,753,623 subordinated units and all of its incentive distribution rights in the Partnership, to GP Holdings.

2.	Long-Term Debt
On December 22, 2014, Rice Midstream OpCo LLC (“Rice Midstream OpCo”) entered into a revolving credit agreement (as amended, the “revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders. As of September 30, 2016, the revolving credit facility had a maximum credit amount of $450.0 million with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The credit facility provides for a letter of credit sublimit of $50.0 million. As of September 30, 2016, Rice Midstream OpCo had no borrowings outstanding and no letters of credit under this facility. The average daily outstanding balance of the credit facility was approximately $96.5 million and interest was incurred on the facility at a weighted average interest rate of 3.3% during the nine months ended September 30, 2016. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes. The Partnership is the guarantor of the obligations under the revolving credit facility, which matures on December 22, 2019.
In connection with the completion of the Partnership’s acquisition from Rice Energy of the entities owning the midstream assets associated with Rice Energy’s acquisition of Vantage Energy, LLC and Vantage Energy II, LLC (collectively, “Vantage”) and their subsidiaries (the “Vantage Acquisition”) (the “Vantage Midstream Asset Acquisition”), on October 19, 2016, Rice Midstream OpCo entered into a second amendment (the “Second Amendment”) to its credit agreement to, among other things, (i) permit the completion of the Vantage Midstream Asset Acquisition, (ii) increase the Partnership’s ability to borrow under the facility from $450.0 million (with an additional $200.0 million of commitments available under an accordion feature) to $850.0 million and (iii) adjust the interest rate payable on amounts borrowed thereunder (as described below). The Partnership completed the Vantage Midstream Asset Acquisition on October 19, 2016. See Note 11 for additional information.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Following the effectiveness of the Second Amendment, Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect, and base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect. The carrying amount of the revolving credit facility is comprised of borrowings for which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value as of September 30, 2016 and represents a Level 2 measurement.

Following the effectiveness of the Second Amendment, Rice Midstream OpCo also pays a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
The Partnership’s revolving credit facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the revolving credit facility to be immediately due and payable. The Partnership was in compliance with its covenants and ratios effective as of September 30, 2016.
Interest paid in cash was approximately $0.4 million and $2.7 million for the three and nine months ended September 30, 2016, respectively.

3.	Commitments and Contingencies
From time to time the Partnership is party to various legal and/or regulatory proceedings arising in the ordinary course of business. While the ultimate outcome and impact to the Partnership cannot be predicted with certainty, the Partnership believes that all such matters are without merit and involve amounts which, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows. When it is determined that a loss is probable of occurring and is reasonably estimable, the Partnership accrues an undiscounted liability for such contingencies based on its best estimate using information available at the time. The Partnership discloses contingencies where an adverse outcome may be material, or in the judgment of management, the matter should otherwise be disclosed.
Lease Obligations
The Partnership has lease obligations for compression equipment under existing contracts with third parties. Rent expense included in operation and maintenance expense for the three and nine months ended September 30, 2016 was $0.4 million and $1.2 million, respectively, and for the three and nine months ended September 30, 2015 was $0.4 million and $1.3 million, respectively. Future payments for this equipment as of September 30, 2016 totaled $4.2 million (remainder of 2016: $0.7 million; 2017: $0.9 million; 2018: $0.9 million; 2019: $0.8 million; 2020: $0.3 million and thereafter: $0.6 million).

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
During the second quarter of 2016, the Partnership entered into an equity distribution agreement that established an at-the-market common unit offering program (the “ATM program”), pursuant to which the Partnership may sell from time to time through a group of managers, acting as the Partnership’s sales agents, the Partnership’s common units having an aggregate offering price of up to $100.0 million. As of September 30, 2016, the Partnership had issued and sold 944,700 common units at an average price per unit of $17.21 through its ATM program. The Partnership intends to use the net proceeds of $15.8 million for general partnership purposes, including repayment of outstanding debt, acquisitions and capital expenditures.
The following table presents the Partnership’s common and subordinated units issued from December 31, 2015 through September 30, 2016:

	Limited Partners
	Common	Subordinated	Total
Balance, December 31, 2015	42,163,749	28,753,623	70,917,372
Equity offering in June 2016	9,200,000	—	9,200,000
Common units issued under ATM program	944,700	—	944,700
Vested phantom units, net	124,402	—	124,402
Balance, September 30, 2016	52,432,851	28,753,623	81,186,474
As of September 30, 2016, GP Holdings owned approximately 35% of the Partnership consisting of 3,623 common units, 28,753,623 subordinated units and all of the incentive distribution rights. Rice Energy owned 91.75% of the limited partnership interest in GP Holdings as of September 30, 2016.

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
The equity-based awards are valued at the date of issuance and the related compensation cost is recognized into earnings on a straight-line basis over the vesting period. The equity-based awards will cliff vest at the end of the requisite service period from one to two years. Included in general and administrative expense is $0.6 million and $2.6 million of equity compensation cost related to these awards in the three and nine months ended September 30, 2016, respectively, and $1.0 million and $3.0 million of equity compensation cost related to these awards in the three and nine months ended September 30, 2015, respectively. Total unrecognized compensation cost expected to be recognized over the remaining vesting periods as of September 30, 2016 is $0.8 million for these awards.

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

The following table presents Partnership’s calculation of net income per limited partner unit for common and subordinated limited partner units.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except unit data)	2016	2015	2016	2015
Net income	$24,989	$13,260	$87,351	$39,976
Less: Pre-acquisition net income allocated to general partner (1)	—	990	—	6,306
Less: General partner interest in net income attributable to incentive distribution rights	427	—	540	—
Limited partner net income	$24,562	$12,270	$86,811	$33,670

Net income allocable to common units	$15,862	$6,135	$53,199	$16,835
Net income allocable to subordinated units	8,700	6,135	33,612	16,835
Limited partner net income	$24,562	$12,270	$86,811	$33,670

Weighted-average limited partner units outstanding - basic:
Common units	52,419,942	28,753,623	46,376,896	28,753,623
Subordinated units	28,753,623	28,753,623	28,753,623	28,753,623
Total	81,173,565	57,507,246	75,130,519	57,507,246

Weighted-average limited partner units outstanding - diluted:
Common units (2)	52,641,582	28,899,075	46,637,415	28,844,202
Subordinated units	28,753,623	28,753,623	28,753,623	28,753,623
Total	81,395,205	57,652,698	75,391,038	57,597,825

Net income per limited partner unit - basic:
Common units	$0.30	$0.21	$1.15	$0.59
Subordinated units	0.30	0.21	1.17	0.59
Total	$0.30	$0.21	$1.16	$0.59

Net income per limited partner unit - diluted:
Common units	$0.30	$0.21	$1.14	$0.58
Subordinated units (3)	0.30	0.21	1.17	0.59
Total	$0.30	$0.21	$1.15	$0.58

Cash distributions declared per limited partner unit: (4)
Common units	$0.2370	$0.1935	$0.6705	$0.5715
Subordinated units	0.2370	0.1935	0.6705	0.5715
Total	$0.2370	$0.1935	$0.6705	$0.5715

(1)	Pre-acquisition net income allocated to the general partner relates to operations of the Water Assets for the period prior to their acquisition.

(2)
Diluted weighted-average limited partner common units includes the effect of 221,640 and 260,519 units for the three and nine months ended September 30, 2016, respectively, and 145,452 and 90,579 units for the three and nine months ended September 30, 2015, respectively, in each case related to phantom units.

(3)
Diluted income per limited partner unit is presented as if all earnings for the period had been distributed, and while it appears that more income is allocated to the subordinated unitholders than the common unitholders based on the dilution of the common units from the LTIP for the nine months ended September 30, 2016, our partnership agreement prevents us from making a distribution to the subordinated unitholders in excess of those to the common unitholders.

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
On August 11, 2016, a cash distribution of $0.2235 per common and subordinated unit was paid to the Partnership’s unitholders related to the second quarter of 2016. On October 20, 2016, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the third quarter of 2016 of $0.2370 per common and subordinated unit. The cash distribution will be paid on November 10, 2016 to unitholders of record at the close of business on November 1, 2016. Also on November 10, 2016, a cash distribution of $0.4 million will be made to GP Holdings related to its incentive distribution rights in the Partnership based upon the level of distribution paid per common and subordinated unit.

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

The operating results and assets of the Partnership’s reportable segments were as follows for the three months ended September 30, 2016.

	Three Months Ended September 30, 2016
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$33,503	$7,564	$41,067
Total operating expenses	8,833	6,698	15,531
Operating income	$24,670	$866	$25,536

Depreciation expense	$2,406	$3,083	$5,489
Capital expenditures for segment assets	$21,399	$1,261	$22,660
The operating results of the Partnership’s reportable segments were as follows for the three months ended September 30, 2015.

	Three Months Ended September 30, 2015
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$20,142	$9,933	$30,075
Total operating expenses	7,173	6,892	14,065
Operating income	$12,969	$3,041	$16,010

Depreciation expense	$1,597	$2,820	$4,417
Capital expenditures for segment assets	$44,544	$23,759	$68,303
The operating results of the Partnership’s reportable segments were as follows for the nine months ended September 30, 2016.

	Nine Months Ended September 30, 2016
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$90,339	$51,818	$142,157
Total operating expenses	26,015	25,989	52,004
Operating income	$64,324	$25,829	$90,153

Depreciation expense	$7,026	$10,688	$17,714
Capital expenditures for segment assets	$93,100	$4,579	$97,679

The operating results of the Partnership’s reportable segments were as follows for the nine months ended September 30, 2015.

	Nine Months Ended September 30, 2015
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$56,039	$29,107	$85,146
Total operating expenses	20,535	16,348	36,883
Operating income	$35,504	$12,759	$48,263

Depreciation expense	$4,531	$5,923	$10,454
Capital expenditures for segment assets	$91,451	$86,653	$178,104
The assets of the Partnership’s reportable segments were as follows as of September 30, 2016.

	As of September 30, 2016
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Segment assets	$622,162	$135,749	$757,911
Goodwill	$39,142	$—	$39,142
The assets of the Partnership’s reportable segments were as follows as of December 31, 2015.

	As of December 31, 2015
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Segment assets	$547,810	$141,980	$689,790
Goodwill	$39,142	$—	$39,142

8.	Income Taxes
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
Prior to the acquisition of the Water Assets, the operations of the Water Assets were subject to income taxes and were included as part of Rice Energy’s consolidated federal tax return. Accordingly, the income tax effects associated with the operations of the Water Assets continued to be subject to income taxes until the Water Assets were acquired by the Partnership. Tax expense related to the Water Assets of $1.8 million and $5.8 million for the three and nine months ended September 30, 2015, respectively, was recorded in the unaudited condensed consolidated statement of operations, resulting in an effective tax rate of approximately 12% and 13% for the three and nine months ended September 30, 2015, respectively.
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

The Vantage Acquisition completed on October 19, 2016 resulted in a second technical termination of the Partnership. The taxable year for all unitholders ended on October 19, 2016 and will result in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of the Partnership’s unitholders for the period February 23, 2016 through October 19, 2016.

9.	Related Party Transactions
In the ordinary course of business, the Partnership has transactions with affiliated companies. During the nine months ended September 30, 2016 and 2015, related parties included Rice Energy and certain of its subsidiaries. On December 22, 2014, upon completion of the IPO, the Partnership entered into the Omnibus Agreement with its general partner, Rice Energy, Rice Poseidon Midstream LLC and Rice Midstream Holdings. Pursuant to the Omnibus Agreement, Rice Energy performs centralized corporate and general and administrative services for the Partnership, such as financial and administrative, information technology, legal, health, safety and environmental, human resources, procurement, engineering, business development, investor relations, insurance and tax. In exchange, the Partnership reimburses Rice Energy for the expenses incurred in providing these services, except for any expenses associated with Rice Energy’s long-term incentive programs.
The expenses for which the Partnership reimburses Rice Energy and its subsidiaries related to corporate and general and administrative services may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis. The Partnership is unable to estimate what the costs would have been with an unrelated third party.
Also upon completion of the IPO, the Partnership entered into a 15 year, fixed-fee gas gathering and compression agreement (the “Gas Gathering and Compression Agreement”) with Rice Drilling B LLC, a wholly-owned subsidiary of Rice Energy, and Alpha Shale Resources, LP, pursuant to which the Partnership gathers Rice Energy’s natural gas and provides compression services on the Partnership’s gathering systems located in Washington County and Greene County, Pennsylvania. Pursuant to the Gas Gathering and Compression Agreement, the Partnership charges Rice Energy a gathering fee of $0.30 per Dth and a compression fee of $0.07 per Dth per stage of compression, each subject to annual adjustment for inflation based on the Consumer Price Index (“CPI”). The Gas Gathering and Compression Agreement covers substantially all of Rice Energy’s acreage position in the dry gas core of the Marcellus Shale in southwestern Pennsylvania as of September 30, 2016 and any future acreage it acquires within Washington County and Greene County, Pennsylvania, excluding the first 40 MDth/d of Rice Energy’s production from approximately 18,000 gross acres subject to a pre-existing third-party dedication.
In connection with the closing of the acquisition of the Water Assets, the Partnership entered into Amended and Restated Water Services Agreements (the “Water Services Agreements”) with Rice Energy, whereby the Partnership has agreed to provide certain fluid handling services to Rice Energy, including the exclusive right to provide fresh water for well completions operations in the Marcellus and Utica Shales and to collect and recycle or dispose of flowback and produced water for Rice Energy within areas of dedication in defined service areas in Pennsylvania and Ohio. The initial terms of the Water Services Agreements are until December 22, 2029 and from month to month thereafter. Under the agreements, Rice Energy pays the Partnership (i) a variable fee, based on volumes of water supplied, for freshwater deliveries by pipeline directly to the well site, subject to annual CPI adjustments and (ii) a produced water hauling fee of actual out-of-pocket cost incurred by the Partnership, plus a 2% margin.
For periods subsequent to the IPO, no equity compensation expense has been allocated to the Partnership by Rice Energy; however, equity compensation expense includes amounts allocated to the Water Assets by Rice Energy prior to their acquisition. Equity compensation expense recorded in general and administrative expense of $0.1 million and $0.4 million was allocated to the Water Assets by Rice Energy for the three and nine months ended September 30, 2015, respectively.
Prior to Rice Energy’s initial public offering on January 29, 2014, the only long-term incentives offered to certain executives and employees were through grants of incentive units, which were profits interests representing an interest in the future profits (once a certain level of proceeds has been generated) of Rice Energy’s predecessor parent entity Rice Energy Appalachia, LLC (“REA”) and granted pursuant to the limited liability company agreement of REA. The compensation expense recognized in these unaudited consolidated financial statements is a non-cash charge, with the settlement obligation resting on NGP Rice Holdings LLC (“NGP Holdings”) and Rice Energy Holdings LLC (“Rice Holdings”). Payments on the incentive units are made by Rice Holdings and NGP Holdings and not by Rice Energy or the Partnership, and as such, are not dilutive to Rice Energy or the Partnership. For periods subsequent to the IPO, no incentive unit expense has been allocated to the Partnership by Rice Energy; however, incentive unit expense was allocated to the Water Assets by Rice Energy prior to their acquisition. Incentive unit (income) expense allocated to the Water Assets by Rice Energy was $(0.1) million and $1.0 million for the three and nine months ended September 30, 2015, respectively.

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
In April 2015, the FASB issued ASU, 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplification of Debt Issuance Costs.” ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 is effective for periods beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Securities and Exchange Commission (“SEC”) staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Partnership adopted ASU 2015-15 in the first quarter of 2016 and presents debt issuance costs associated with the Partnership’s revolving credit facility (defined in Note 2) as deferred financing costs, net in our unaudited condensed consolidated balance sheets. Additionally, the Partnership will utilize the guidance in ASU 2015-03 for the presentation of debt issuance costs that are the result of an issuance of future debt.
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
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include: (i) income tax consequences, (ii) classification of awards as either equity or liabilities, (iii) classification on the statement of cash flows and (iv) forfeiture rate calculations. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements, but does not intend to early adopt this standard.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduce the current diversity in practice. ASU 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Partnership does not anticipate that this guidance will have a material impact on its consolidated financial statements.

11.	Subsequent Events
On September 26, 2016, the Partnership entered into a Purchase and Sale Agreement relating to the Vantage Midstream Asset Acquisition, as amended, (the “Midstream Purchase Agreement”) by and between the Partnership and Rice Energy. Pursuant to the terms of the Midstream Purchase Agreement, and following the close of the Vantage Acquisition, on October 19, 2016, the Partnership acquired from Rice Energy all of the outstanding membership interests of Vantage Energy II Access, LLC and Vista Gathering, LLC (collectively, the “Vantage Midstream Entities”) (the “Midstream Closing”). The Vantage Midstream Entities, which became wholly-owned subsidiaries of Rice Energy in connection with the Vantage Acquisition, own midstream assets, including approximately 30 miles of dry gas gathering and compression assets. In consideration for the Vantage

Midstream Asset Acquisition, the Partnership paid Rice Energy $600.0 million in aggregate consideration, which the Partnership paid in cash with the net proceeds of its private placement of common units (the “Private Placement”) of $441.0 million and borrowings under its revolving credit facility of $159.0 million. The preliminary purchase price allocation, which was performed at the Rice Energy level, ascribed approximately $158.0 million to gas gathering and compression assets and $442.0 million to goodwill. The Partnership’s acquisition of the Vantage Midstream Entities from Rice Energy is accounted for as a combination of entities under common control at historical cost. The final purchase price allocation will be determined by the Partnership subsequent to closing the Vantage Midstream Asset Acquisition. The final purchase price allocation may differ from these estimates and could differ materially from the preliminary allocation described above until Rice Energy has completed the detailed valuations and necessary calculations.

The following unaudited pro forma combined financial information presents the Partnership’s results as though the acquisition of the Vantage Midstream Entities and the Private Placement had been completed at January 1, 2016 and 2015.

	Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015
Pro forma operating revenues	$191,871	$112,152
Pro forma limited partner net income	$115,626	$47,860
Pro forma earnings per common unit (basic)	$1.20	$0.61
Pro forma earnings per common unit (diluted)	$1.20	$0.61
On October 7, 2016, the Partnership issued 20,930,233 common units representing limited partner interests in the Partnership in the Private Placement for gross proceeds of approximately $450.0 million, or $21.50 per unit. The Partnership used the proceeds of the Private Placement to fund a portion of the Vantage Midstream Asset Acquisition and for general partnership purposes. After giving effect to the Private Placement, GP Holdings owns approximately 28% of the Partnership, consisting of 3,623 common units, 28,753,623 subordinated units and all of the incentive distribution rights.
On October 19, 2016, Rice Midstream OpCo, as borrower, and the Partnership, as parent guarantor, entered into the Second Amendment to its credit agreement, dated October 19, 2016, among Rice Midstream OpCo, the Partnership, Wells Fargo Bank, N.A., as administrative agent and each of the lenders party thereto, which became effective concurrently with the Midstream Closing. The Second Amendment, among other things, (i) increased the aggregate commitments of the lenders under the credit agreement from $450.0 million (with an additional $200.0 million of commitments available under an accordion feature) to $850.0 million in connection with the Vantage Midstream Asset Acquisition and (ii) adjusted the interest rate payable on amounts borrowed thereunder.
On October 20, 2016, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the third quarter of 2016 of $0.2370 per common and subordinated unit. The cash distribution will be paid on November 10, 2016 to unitholders of record at the close of business on November 1, 2016. Also on November 10, 2016, a cash distribution of $0.4 million will be made to GP Holdings related to its incentive distribution rights in the Partnership.

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
Recent Developments
Vantage Midstream Asset Acquisition
On September 26, 2016, we entered into a Purchase and Sale Agreements relating to the acquisition from Rice Energy of the entities owning the midstream assets associated with Rice Energy’s acquisition of Vantage Energy, LLC and Vantage Energy II, LLC (collectively, “Vantage”) and their subsidiaries (the “Vantage Acquisition”) (“Vantage Midstream Asset Acquisition”), as amended, (the “Midstream Purchase Agreement”) by and between us and Rice Energy. Pursuant to the terms of the Midstream Purchase Agreement, and following the close of the Vantage Acquisition, on October 19, 2016, we acquired from Rice Energy all of the outstanding membership interests of Vantage Energy II Access, LLC and Vista Gathering, LLC (collectively, the “Vantage Midstream Entities”). The Vantage Midstream Entities, which became wholly-owned subsidiaries of Rice Energy in connection with the Vantage Acquisition, own midstream assets, including approximately 30 miles of dry gas gathering and compression assets. In consideration for the acquisition of the Vantage Midstream Asset Acquisition, we paid Rice Energy $600.0 million in aggregate consideration, which we paid in cash with the net proceeds from our private placement of common units (the “Private Placement”) and borrowings under our revolving credit facility.
Our Operations
Gas Gathering and Compression
Our gas gathering and compression assets are located within highly-concentrated acreage positions in the dry gas core of the Marcellus Shale and, as of September 30, 2016, consisted of a 3.3 MMDth/d high-pressure dry gas gathering system and associated compression in Washington County, Pennsylvania and an 840 MDth/d high-pressure dry gas gathering system in Greene County, Pennsylvania. The dry gas core of the Marcellus Shale in southwestern Pennsylvania is characterized by a combination of low development cost, consistently high production volumes and access to multiple takeaway pipelines, resulting in what Rice Energy believes to be among the highest rate of return wells in the Appalachian Basin.
We contract with Rice Energy and other producers to gather natural gas from wells and well pads located in our dedicated areas and/or near our gathering systems. The natural gas that we gather generally requires no processing or treating prior to delivery into interstate takeaway pipelines, and as of September 30, 2016, required only minimal compression. Over time, we expect to provide associated compression services on our gathering systems to Rice Energy and third parties.
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

The following provides a summary of the key terms of our gas gathering and compression agreements as of September 30, 2016.

	Remaining Term (Years)	Gathering Fee	Compression Fee (1)	Escalation /Adjustment Mechanism (2)	Dedicated Acres
Rice Energy	14	$0.30 / Dth	$0.07 / stage / Dth	Yes	Washington and Greene Counties (3)
Third Parties (4)	10	$0.41 / Dth	varies	Yes	66,000 acres in Washington County

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

(3)
The dedicated area from Rice Energy excludes the first 40 MDth/d of Rice Energy’s Marcellus Shale dry gas production from an area roughly encompassing three townships in southwestern Greene County under an existing dedication to a third party in which Rice Energy owned approximately 18,000 gross acres as of September 30, 2016.

(4)
Amounts shown for third parties represent weighted averages based on historical throughput in the case of remaining term, gathering fee and compression fee (based on the period January 1, 2015 through September 30, 2016), and in the case of dedications, aggregate acres.

As we do not take ownership of the natural gas we gather and compress, we generally do not have direct exposure to fluctuations in commodity prices and basis differentials. However, we have some indirect exposure to commodity prices and basis differentials in that persistently low realized sales prices by our customers may cause them to delay drilling or shut-in production, which would reduce the volumes of natural gas available for gathering and compression on our systems. Please read “Item 3. —Quantitative and Qualitative Disclosures about Market Risk.”
Water Services
Our water services assets located in Washington and Greene Counties, Pennsylvania, and Belmont County, Ohio are engaged in the provision of water services to support well completion activities and to collect and recycle or dispose of flowback and produced water for us and third parties in the Appalachian Basin. As of September 30, 2016, our Pennsylvania assets provided access to 10.1 MMgal/d of fresh water from the Monongahela River and several other regional water sources, and our Ohio assets provided access to 14.0 MMgal/d of fresh water from the Ohio River and several other regional sources, both for distribution to the Rice Energy Exploration and Production segment and third parties. Pursuant to the terms of the Purchase and Sale Agreement by and between us and Rice Energy, Rice Energy has granted us until December 31, 2025, (i) the exclusive right to develop water treatment facilities in the areas of dedication defined in the Water Services Agreements (defined below) and (ii) an option to purchase any water treatment facilities acquired by Rice Energy in such areas at its acquisition cost.
In connection with the closing of the acquisition of the Water Assets, we entered into an amended and restated water services agreements with Rice Energy (the “Water Services Agreements”), whereby we agreed to provide certain fluid handling services to Rice Energy, including the exclusive right to provide fresh water for well completions operations in the Marcellus and Utica Shales and to collect and recycle or dispose of flowback and produced water for Rice Energy within areas of dedication in defined service areas in Pennsylvania and Ohio. The initial terms of the Water Services Agreements are until December 22, 2029 and from month to month thereafter. Under the agreements, Rice Energy pays us (i) a variable fee, based on volumes of water supplied, for freshwater deliveries by pipeline directly to the well site, subject to annual CPI adjustments and (ii) a produced water and flowback hauling fee of actual out-of-pocket cost incurred by the Partnership, plus a 2% margin.

Results of Operations
The following table sets forth selected consolidated operating data for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Statement of operations data
Operating revenues:
Affiliate	$28,260	$23,947	$4,313	$105,267	$72,289	$32,978
Third-party	12,807	6,128	6,679	36,890	12,857	24,033
Total operating revenues	41,067	30,075	10,992	142,157	85,146	57,011

Operating expenses:
Operation and maintenance expense	4,596	4,421	175	17,348	10,028	7,320
General and administrative expense	4,945	5,242	(297)	15,408	13,638	1,770
Incentive unit (income) expense	—	(75)	75	—	1,048	(1,048)
Depreciation expense	5,489	4,417	1,072	17,714	10,454	7,260
Acquisition costs	—	—	—	73	—	73
Amortization of intangible assets	411	407	4	1,222	1,223	(1)
Other expense (income)	90	(347)	437	239	492	(253)
Total operating expenses	15,531	14,065	1,466	52,004	36,883	15,121

Operating income	25,536	16,010	9,526	90,153	48,263	41,890
Other income	—	2	(2)	—	11	(11)
Interest expense	(402)	(814)	412	(2,369)	(2,070)	(299)
Amortization of deferred finance costs	(145)	(144)	(1)	(433)	(432)	(1)
Income before income taxes	24,989	15,054	9,935	87,351	45,772	41,579
Income tax expense	—	(1,794)	1,794	—	(5,796)	5,796
Net income	$24,989	$13,260	$11,729	$87,351	$39,976	$47,375
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Total operating revenues. The $11.0 million increase in operating revenues period-over-period primarily relates to an $8.2 million increase in gathering and compression revenues associated with our existing third-party contracts and a $5.1 million increase in gathering and compression revenues associated with our gathering and compression services agreement with Rice Energy. Our water services revenues related to our third-party contracts and our Water Services Agreements decreased $1.6 million and $0.8 million, respectively, period-over-period due to a decrease in fresh water throughput volumes.
Operation and maintenance expense. The $0.2 million increase in operation and maintenance expense period-over-period was primarily due to increased contract labor expenses.
General and administrative expense. General and administrative expense for the three months ended September 30, 2016, were $4.9 million, which included $4.4 million related to costs associated with Rice Energy personnel that provide us support pursuant to our omnibus agreement with Rice Energy (the “Omnibus Agreement”). For the three months ended September 30, 2015, general and administrative expenses were $5.2 million, which included $2.3 million of general and administrative expenses allocated to us by Rice Energy and $1.3 million of general and administrative expenses allocated by Rice Energy to the Water Assets. Included in general and administrative expense is equity compensation expense of $0.6 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively.
Depreciation expense. Depreciation expense increased $1.1 million period-over-period due to additional assets being in service in the current period as compared to the previous period.

Interest expense. Interest expense decreased $0.4 million period-over-period. Interest expense for the three months ended September 30, 2016 of $0.4 million was incurred in connection with our revolving credit facility. For the three months ended September 30, 2015, interest expense included $0.5 million incurred in connection with our revolving credit facility and $0.3 million allocated by Rice Energy to the Water Assets.
Income tax expense. Following our initial public offering, we are not subject to U.S. federal income tax and certain state income taxes due to our status as a partnership. The $1.8 million income tax expense for the three months ended September 30, 2015 was allocated to the Water Assets by Rice Energy prior to their acquisition.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Total operating revenues. The $57.0 million increase in operating revenues period-over-period primarily relates to a $22.0 million increase in gathering and compression revenues associated with our existing third-party contracts as well as a $12.3 million increase in affiliate gathering and compression revenues associated with our gathering and compression services agreement with Rice Energy. Additionally, the increase relates to a $20.7 million increase in affiliate water service revenues associated with our Water Services Agreements and a $2.0 million increase in third-party water service revenues that relate to third-party contracts that were not in place during the nine months ended September 30, 2015.
Operation and maintenance expense. The $7.3 million increase in operation and maintenance expense period-over-period was primarily due to an increase in water transfer costs and water procurement in addition to increased contract labor expenses.
General and administrative expense. General and administrative expenses for the nine months ended September 30, 2016 were $15.4 million, which included $12.7 million related to costs associated with Rice Energy personnel that provide us support pursuant to the Omnibus Agreement. For the nine months ended September 30, 2015, general and administrative expenses were $13.6 million, which included $5.9 million of general and administrative expenses allocated to us by Rice Energy and $2.9 million of general and administrative expenses allocated by Rice Energy to the Water Assets. Included in general and administrative expense is equity compensation expense of $2.7 million and $3.3 million for the nine months ended September 30, 2016 and 2015, respectively.
Incentive unit expense. Incentive unit expense for the nine months ended September 30, 2015 was $1.0 million. These costs were allocated to the Water Assets by Rice Energy prior to their acquisition. The payment obligation as it relates to the incentive units is with Rice Energy Irrevocable Trust and NGP Holdings and will not be borne by Rice Energy or by us.
Depreciation expense. Depreciation expense increased $7.3 million period-over-period due to additional assets being in service in the current period as compared to the previous period.
Interest expense. Interest expense increased $0.3 million period-over-period. Interest expense incurred in the nine months ended September 30, 2016 of $2.4 million was incurred in connection with our revolving credit facility. For the nine months ended September 30, 2015, interest expense included $1.4 million incurred in connection with our revolving credit facility and $0.7 million allocated by Rice Energy to the Water Assets.
Income tax expense. The $5.8 million income tax expense for the nine months ended September 30, 2015 was allocated to the Water Assets by Rice Energy prior to their acquisition. Following our initial public offering, we are not subject to U.S. federal income tax and certain state income taxes due to our status as a partnership.

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
The following table sets forth selected operating data for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015:
Gathering and Compression Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Operating data:
Gathering volumes: (in MDth/d)
Affiliate	647	559	88	648	537	111
Third-party	310	112	198	261	92	169
Total gathering volumes	957	671	286	909	629	280

Compression volumes: (in MDth/d)
Affiliate	435	34	401	258	41	217
Third-party	310	5	305	230	12	218
Total compression volumes	745	39	706	488	53	435

Statement of income data: (in thousands)
Gathering revenues:
Affiliate	$17,882	$15,203	$2,679	$52,092	$43,358	$8,734
Third-party	10,591	4,519	6,072	28,316	11,087	17,229
Total gathering revenues	28,473	19,722	8,751	80,408	54,445	25,963

Compression revenues:
Affiliate	2,814	375	2,439	4,968	1,387	3,581
Third-party	2,216	45	2,171	4,963	207	4,756
Total compression revenues	5,030	420	4,610	9,931	1,594	8,337
Total operating revenues	33,503	20,142	13,361	90,339	56,039	34,300

Operating expenses:
Operation and maintenance expense	1,960	1,727	233	5,125	3,985	1,140
General and administrative expense	4,056	3,789	267	12,420	10,304	2,116
Depreciation expense	2,406	1,597	809	7,026	4,531	2,495
Acquisition costs	—	—	—	73	—	73
Amortization of intangible assets	411	407	4	1,222	1,223	(1)
Other (income) expense	—	(347)	347	149	492	(343)
Total operating expenses	8,833	7,173	1,660	26,015	20,535	5,480

Operating income	$24,670	$12,969	$11,701	$64,324	$35,504	$28,820

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Total operating revenues. The $13.4 million increase in operating revenues period-over-period primarily relates to an $8.2 million increase in gathering and compression revenues associated with our existing third-party contracts and a $5.1 million increase in gathering and compression revenues associated with our gathering and compression services agreement with Rice Energy.
Operation and maintenance expense. The $0.2 million increase in operation and maintenance expense period-over-period was primarily due to an increase in contract labor expenses.
General and administrative expense. The $0.3 million increase in general and administrative expenses period-over-period was primarily the result of increases in the allocation of costs from Rice Energy to the gathering and compression segment associated with additional employees and associated indirect costs incurred to operate the gathering and compression assets. Included in general and administrative expense is equity compensation expense of $0.5 million and $1.0 million for the three months ended September 30, 2016 and 2015, respectively.
Depreciation expense. Depreciation expense increased $0.8 million period-over-period due to additional assets being in service in the current period as compared to the previous period.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Total operating revenues. The $34.3 million increase in operating revenues period-over-period primarily relates to a $22.0 million increase in gathering and compression revenues associated with our existing third-party contracts as well as a $12.3 million increase in affiliate gathering and compression revenues associated with our gathering and compression services agreement with Rice Energy.
Operation and maintenance expense. The $1.1 million increase in operation and maintenance expense period-over-period was primarily due to an increase in contract labor expenses.
General and administrative expense. The $2.1 million increase in general and administrative expenses period-over-period was primarily the result of increases in the allocation of costs from Rice Energy to the gathering and compression segment associated with additional employees and associated indirect costs incurred to operate the gathering and compression assets. Included in general and administrative expense is equity compensation expense of $2.1 million and $3.0 million for the nine months ended September 30, 2016 and 2015, respectively.
Depreciation expense. Depreciation expense increased $2.5 million period-over-period due to additional assets being in service in the current period as compared to the previous period.

Water Services Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Operating data:
Water services volumes: (in MMgal)
Affiliate	135	167	(32)	800	516	284
Third-party	—	60	(60)	132	59	73
Total water services volumes	135	227	(92)	932	575	357

Statement of income data: (in thousands)
Operating revenues:
Affiliate	$7,564	$8,369	$(805)	$48,207	$27,544	$20,663
Third-party	—	1,564	(1,564)	3,611	1,563	2,048
Total operating revenues	7,564	9,933	(2,369)	51,818	29,107	22,711

Operating expenses:
Operation and maintenance expense	2,636	2,694	(58)	12,223	6,043	6,180
General and administrative expense	889	1,453	(564)	2,988	3,334	(346)
Incentive unit expense	—	(75)	75	—	1,048	(1,048)
Depreciation expense	3,083	2,820	263	10,688	5,923	4,765
Other expense	90	—	90	90	—	90
Total operating expenses	6,698	6,892	(194)	25,989	16,348	9,641

Operating income	$866	$3,041	$(2,175)	$25,829	$12,759	$13,070
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Operating revenues. Our water services revenues related to our third-party contracts and our Water Services Agreements decreased $1.6 million and $0.8 million, respectively, period-over-period due to a decrease in fresh water throughput volumes.
Operation and maintenance expense. The $0.1 million decrease in operation and maintenance expense period-over-period was primarily due to a decrease in overall water services operations associated with fewer wells supported for completion activities in the third quarter of 2016.
General and administrative expense. The $0.6 million decrease in general and administrative expense period-over-period was primarily the result of a portion of general and administrative expense being allocated to projects in 2016. Included in general and administrative expenses is equity compensation expense of $0.1 million for the three months ended September 30, 2016 and 2015, respectively.
Depreciation expense. The $0.3 million increase in depreciation expense period-over-period was primarily due to additional assets being in service in the current period as compared to the previous period.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Operating revenues. The $22.7 million increase in operating revenues period-over-period primarily relates to a $20.7 million increase in affiliate water service revenues associated with our Water Services Agreements and a $2.0 million increase in third-party water service revenues that relate to third-party contracts that were not in place during the nine months ended September 30, 2015.
Operation and maintenance expense. The $6.2 million increase in operation and maintenance expense period-over-period was primarily due to increased expenses associated with on and off pad water transfer and water procurement costs.
General and administrative expenses. The $0.3 million decrease in general and administrative expenses period-over-period was primarily the result of a portion of general and administrative expense being allocated to projects in 2016. Included in general and administrative expense is equity compensation expense of $0.6 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively.
Incentive unit expense. Incentive unit expense for the nine months ended September 30, 2015 was $1.0 million. These costs were allocated to the Water Assets by Rice Energy prior to their acquisition. The payment obligation as it relates to the incentive units is with Rice Energy Irrevocable Trust and NGP Holdings and will not be borne by Rice Energy or by us.
Depreciation expense. The $4.8 million increase in depreciation expense period-over-period was primarily due to additional assets being in service in the current period as compared to the previous period.
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
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $109.5 million for the nine months ended September 30, 2016 compared to net cash provided by operating activities of $57.0 million for the nine months ended September 30, 2015. The increase in cash flow from operations period-over-period was primarily the result of increased cash flow generated from our gathering, compression and water services contracts with Rice Energy and third parties during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Cash Flow Used in Investing Activities
Prior to the acquisition of the Water Assets, capital expenditures associated with the Water Assets were funded by Rice Energy.
Cash flows used in investing activities totaled $97.7 million and $178.1 million for the nine months ended September 30, 2016 and 2015, respectively. Capital expenditures for the gathering and compression segment were $93.1 million and $91.5 million for the nine months ended September 30, 2016 and 2015, respectively. The increase period-over-period was primarily attributable to the build-out of our compression and gathering systems. Capital expenditures for the water services segment were $4.6 million and $86.7 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease period-over-period was primarily attributable to the substantial majority of the capital expenditures related to our water service assets being built in the prior year.
Cash Flow Provided by Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2016 of $11.8 million was primarily comprised of net paydowns on the revolving credit facility and distributions to our unitholders related to the first and second quarters of 2016, offset by proceeds from common unit issuances and net proceeds from borrowings under our revolving credit facility. Net cash provided by financing activities for the nine months ended September 30, 2015 of $118.1 million was primarily the result of proceeds on borrowings under the revolving credit facility and contributions from Rice Energy for the Water Assets, offset by distributions to our unitholders related to the first and second quarters of 2015.
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
Debt Agreements and Contractual Obligations
Revolving Credit Facility
We, as guarantor, and Rice Midstream OpCo, as borrower, entered into a revolving credit facility in connection with the closing of our initial public offering. As of September 30, 2016, our revolving credit facility provided for lender commitments of $450.0 million, with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The credit facility provides for a letter of credit sublimit of $50.0 million. As of September 30, 2016, Rice Midstream OpCo had no borrowings and no letters of credit outstanding under the revolving credit facility. The average daily outstanding balance of the credit facility was approximately $96.5 million and interest was incurred on the facility at a weighted average annual interest rate of 3.3% during the nine months ended September 30, 2016. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The credit facility matures on December 22, 2019.
In connection with the completion of the Vantage Midstream Asset Acquisition, on October 19, 2016, Rice Midstream OpCo entered into a second amendment (the “Second Amendment”) to its credit agreement to, among other things, (i) permit the completion of the Vantage Midstream Asset Acquisition, (ii) increase our ability to borrow under the facility from $450.0 million (with an additional $200.0 million of commitments available under an accordion feature) to $850.0 million and (iii) adjust the interest rate payable on amounts borrowed thereunder (as described below). We completed the Vantage Midstream Asset Acquisition on October 19, 2016. See Note 11 for additional information.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Following the effectiveness of the Second Amendment, Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect and base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect. The carrying amount of the revolving credit facility is comprised of borrowings for which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value as of September 30, 2016 and represents a Level 2 measurement. Following the effectiveness of the Second Amendment, Rice Midstream OpCo also pays a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
Our revolving credit facility is secured by mortgages and other security interests on substantially all of our properties and guarantees from us and our restricted subsidiaries.
Our revolving credit facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the revolving credit facility to be immediately due and payable. We were in compliance with its covenants and ratios effective as of September 30, 2016.

Private Placement
On October 7, 2016, we issued 20,930,233 common units representing limited partner interests in us in a Private Placement for gross proceeds of approximately $450.0 million, or $21.50 per unit. We used the proceeds of the Private Placement to fund a portion of the Vantage Midstream Asset Acquisition and for general partnership purposes. After giving effect to the Private Placement, GP Holdings owns approximately 28% of the Partnership, consisting of 3,623 common units, 28,753,623 subordinated units and all of the incentive distribution rights.
Distributions
On August 11, 2016, a cash distribution of $0.2235 per common and subordinated unit was paid to our unitholders related to the second quarter of 2016. On October 20, 2016, the Board of Directors of our general partner declared a cash distribution to our unitholders for the third quarter of 2016 of $0.2370 per common and subordinated unit. The cash distribution will be paid on November 10, 2016 to unitholders of record at the close of business on November 1, 2016. Also on November 10, 2016, a cash distribution of $0.4 million will be made to GP Holdings related to its incentive distribution rights in the Partnership.
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
Interest Rate Risk
As of September 30, 2016, Rice Midstream OpCo had no borrowings and no letters of credit outstanding under the revolving credit facility. Under the revolving credit facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect.
Our primary interest rate risk exposure results from our revolving credit facility, which has a floating interest rate. The annual weighted average interest rate incurred on our revolving credit facility during the nine months ended September 30, 2016 was approximately 3.3%. A 1.0% increase in each of the applicable average interest rates during the nine months ended September 30, 2016 would have resulted in a $0.7 million estimated increase in interest expense for that period.
As of September 30, 2016, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our general partner has evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and to ensure that the information we are required to disclose in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the principal executive officer and principal financial officer of our general partner concluded that their disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control over Financial Reporting
As disclosed in Note 11, subsequent to September 30, 2016, the Partnership completed the Vantage Midstream Asset Acquisition. We are in the process of integrating these businesses. We are analyzing, evaluating and, where necessary, implementing changes in controls and procedures relating to the Vantage Midstream Asset Acquisition as the integration proceeds. As such, this process may result in additions or changes to our internal control over financial reporting. Otherwise, there were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of our potential risks and uncertainties, see the risk factors below and the information in “Item 1A. Risk Factors” in our 2015 Annual Report.
Risks Related to the Vantage Midstream Asset Acquisition
We may be unable to successfully integrate Vantage midstream assets and operations or to realize anticipated cost savings, revenues or other benefits of the acquisition of Vantage midstream assets.
Our ability to achieve the anticipated benefits of the Vantage Midstream Asset acquisition will depend in part upon whether we can integrate Vantage’s midstream assets and operations into our existing businesses in an efficient and effective manner. We may not be able to accomplish this integration process successfully. The successful acquisition of producing properties, including those acquired from Vantage, requires an assessment of several factors, including:

•	future natural gas and oil prices and their appropriate differentials;

•	operating costs and potential environmental and other liabilities; and

•	regulatory, permitting and similar matters.
The accuracy of these assessments is inherently uncertain. In connection with these assessments, we have performed a review of the subject properties that we believe to be generally consistent with industry practices. Our review may not reveal all existing or potential problems or permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or a portion of the underlying deficiencies. As is the case with the acquisition of Vantage, we are often not entitled to contractual indemnification for environmental liabilities and acquire properties on an “as is” basis, and, as is the case with certain liabilities associated with the assets to be acquired, we are entitled to indemnification for only certain environmental liabilities. The integration process may be subject to delays or changed circumstances, and we can give no assurance that the acquired properties will perform in accordance with our expectations or that our expectations with respect to integration or cost savings as a result of the acquisition of Vantage’s midstream assets will materialize. Significant acquisitions, including the acquisition of Vantage’s midstream assets, and other strategic transactions may involve other risks that may cause our business to suffer, including:

•	diversion of our management’s attention to evaluating, negotiating and integrating significant acquisitions and strategic transactions;

•	the challenge and cost of integrating acquired operations, information management and other technology systems and business cultures with those of ours while carrying on our ongoing business; and

•
the failure to realize the full benefit that we expect in cost savings from operating synergies or other benefits anticipated from an acquisition, or to realize these benefits within the expected time frame.

We will incur significant transaction and acquisition-related costs in connection with the acquisition of Vantage’s midstream assets.
We expect to incur significant costs associated with the acquisition of Vantage’s midstream assets and combining the operations of the companies. The substantial majority of the expenses resulting from the acquisition of Vantage’s midstream assets will be composed of transaction costs related to the acquisition of Vantage’s midstream assets and business integration and employment-related costs. We may also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

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

10.1
Purchase and Sale Agreement, dated as of September 26, 2016, by and between Rice Energy Inc. and Rice Midstream Partners LP (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on September 30, 2016).

10.2
Common Unit Purchase Agreement, dated as of September 29, 2016, between Rice Midstream Partners LP and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on October 3, 2016).

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

RICE MIDSTREAM PARTNERS LP

Date:	November 3, 2016	By:	Rice Midstream Management LLC, its general partner
		By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer

Date:	November 3, 2016	By:	Rice Midstream Management LLC, its general partner
		By:	/s/ Grayson T. Lisenby
Grayson T. Lisenby
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
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

10.1
Purchase and Sale Agreement, dated as of September 26, 2016, by and between Rice Energy Inc. and Rice Midstream Partners LP (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on September 30, 2016).

10.2
Common Unit Purchase Agreement, dated as of September 29, 2016, between Rice Midstream Partners LP and the Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on October 3, 2016).

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