Form 10-K
period 2016-12-31
Rice Midstream Partners LP
filed 2017-03-01
CIK 1620928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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

Registrant’s telephone number, including area code: (724) 271-7200

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑Yes ☐No

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

The aggregate market value of the common units held by non-affiliates of the registrant as of June 30, 2016: $1,119.3 million
At February 27, 2017, there were 102,272,756 units (consisting of 73,519,133 common units and 28,753,623 subordinated units) outstanding.
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

•	“Predecessor” when discussing periods:

•	prior to January 29, 2014, refers to the natural gas gathering, compression and water distribution assets and operations of Rice Poseidon;

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

•	“our general partner” or “Midstream Management” refer to Rice Midstream Management LLC, a subsidiary of Rice Energy;

•
“Rice Energy” refers to Rice Energy Inc. and its consolidated subsidiaries (NYSE: RICE), and for periods prior to Rice Energy’s initial public offering on January 29, 2014, refers to Rice Energy’s predecessor, Rice Drilling B LLC, and its consolidated subsidiaries;

•	“Rice Midstream Holdings” refers to Rice Midstream Holdings LLC, the owner of our general partner and a subsidiary of Rice Energy;

•	“GP Holdings” refers to Rice Midstream GP Holdings LP, a subsidiary of Rice Energy;

•	“Rice Poseidon” refers to Rice Poseidon Midstream LLC, a wholly-owned subsidiary of Rice Midstream Partners LP;

•	“PA Water” refers to Rice Water Services (PA) LLC, a wholly-owned subsidiary of Rice Midstream Partners LP;

•	“OH Water” refers to Rice Water Services (OH) LLC, a wholly-owned subsidiary of Rice Midstream Partners LP;

•	“Vantage” refers collectively to Vantage Energy, LLC and Vantage Energy II, LLC;

•	“Vantage Midstream Entities” refers collectively to Vantage Energy II Access, LLC and Vista Gathering, LLC; and

•	“Vantage Midstream Asset Acquisition” refers to the Partnership’s acquisition from Rice Energy of the Vantage Midstream Entities.

PART I
Item 1. Business
Overview
We are a fee-based, growth-oriented limited partnership formed by Rice Energy to own, operate, develop and acquire midstream assets in the Appalachian Basin. We operate in two business segments, which are managed separately due to their distinct operational differences: (i) gathering and compression and (ii) water services. Our natural gas gathering and compression assets consist of natural gas gathering and compression systems that service high quality producers in the dry gas core of the Marcellus Shale in southwestern Pennsylvania. Our water services assets consist of water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities, which are used to support well completion activities and to collect and recycle or dispose of flowback and produced water for Rice Energy and third parties in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio. We provide our services under long-term, fee-based contracts, primarily to Rice Energy.
Gas Gathering and Compression
We have secured dedications from Rice Energy under a 15 year, fixed-fee contract for gathering and compression services covering (i) approximately 186,000 gross acres of its acreage position as of December 31, 2016 in Washington and Greene Counties, Pennsylvania, and (ii) any future acreage it acquires within these counties, other than in a select area subject to a pre-existing third-party dedication and subject to the terms of our gas gathering and compression agreement with Rice Energy. In addition, we have secured dedications from third-party customers under fixed-fee contracts for gathering and compression services in Washington County, Pennsylvania, with respect to approximately 29,000 of their existing gross acres, and any future acreage they may acquire within areas of mutual interest of approximately 66,000 gross acres. We refer to these areas of dedication and areas of mutual interest as our “dedicated areas.” Our third-party fixed-fee contracts have a weighted average remaining term of 10 years. For a discussion of the key terms of the fixed-fee contracts, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operations.”
As of December 31, 2016, our gathering and compression assets consisted of a 4.1 MMDth/d high-pressure dry gas gathering system and associated compression in Washington and Greene Counties, Pennsylvania, with connections to the Dominion Transmission, Columbia Gas Transmission, Texas Eastern Transmission, Equitrans Transmission and National Fuel Gas Supply interstate pipelines.
Rice Energy is our largest customer, and for the year ended December 31, 2016, Rice Energy represented approximately 73% of our gathering volumes. We derive revenues under our long-term contracts by charging customers fixed fees for gathering and compression services based on throughput.
Water Services
Our water services assets consist of water pipelines, impoundment facilities, pumping stations, take point facilities and measurement facilities, which are used to support well completion activities and to collect and recycle or dispose of flowback and produced water for Rice Energy and third parties in Washington and Greene Counties, Pennsylvania, and Belmont County, Ohio. We have the exclusive right to provide certain fluid handling services to Rice Energy until December 22, 2029, and from month to month thereafter. The fluid handling services include the exclusive right to provide fresh water for well completions operations and to collect and recycle or dispose of flowback and produced water for Rice Energy within areas of dedication in defined service areas in Washington and Greene Counties, Pennsylvania and Belmont County, Ohio. We also provide water services to third parties under fee-based contracts to support well completion activities. As of December 31, 2016, our Pennsylvania assets provided access to 22.5 MMgal/d of fresh water from the Monongahela River and several other regional water sources, and our Ohio assets provided access to 14.0 MMgal/d of fresh water from the Ohio River and several other regional water sources, both for distribution to Rice Energy and third parties. Rice Energy is our largest customer, and for the year ended December 31, 2016, Rice Energy represented approximately 95% of our water services revenues.
Significant Accomplishments in 2016

•	Achieved significant growth in average daily throughput to 983 MDth/d, a 52% increase

•	Increased water services segment delivery volumes from 777 MMgal in 2015 to 1,253 MMgal in 2016, a 61% increase

•	Completed an underwritten public offering of an aggregate of 9,200,000 common units for net proceeds of approximately $164.1 million in June 2016

•
Entered into an equity distribution agreement that established an at-the-market common unit offering program (the “ATM program”) and issued and sold 944,700 common units at an average price per unit of $17.21

•	Issued 20,930,233 common units in a private placement in October 2016 resulting in net proceeds of approximately $441.0 million

•	Completed $600.0 million acquisition of midstream assets and acreage dedication covering 85,000 core dry gas Marcellus acres in Greene County, Pennsylvania in October 2016
Our Assets
For the three months ended December 31, 2016, our average daily throughput was 1,203 MDth/d. As of December 31, 2016, our gathering and compression assets consisted of 159 miles of pipeline with gathering capacity of 4,137 MDth/d and compression capacity of 59,500 horsepower. As of December 31, 2016, our Pennsylvania and Ohio water services system capacity was 22.5 MMgal/d and 14.0 MMgal/d, respectively.
2017 Capital Budget
In 2017, we plan to invest $315.0 million, of which $255.0 million will be used for our continued build-out of our Pennsylvania gathering and compression systems and $60.0 million will be used for our water services operations.
For additional information on operations by segment including, but not limited to, revenues, operating income and total assets, please see “Item 8. Financial Statements—Notes to Consolidated Financial Statements—10. Financial Information by Business Segment” of this Annual Report.
Our Customers
One of our principal strengths is having Rice Energy as our anchor customer. During the year ended December 31, 2016, Rice Energy represented approximately 67% of our gathering revenues and 95% of our water service revenues. Rice Energy has dedicated to us all of its natural gas production in the dry gas core of the Marcellus Shale in Washington and Greene Counties, Pennsylvania, excluding amounts subject to a pre-existing third-party dedication.
In addition to the growth we anticipate as a result of Rice Energy’s developmental drilling, we expect to benefit from dedications we have secured from third parties. For the year ended December 31, 2016, third parties represented approximately 27% of our gathering volumes. We have secured dedications under fixed-fee contracts with a weighted average remaining term of 10 years for gathering and compression services in the dry gas core of the Marcellus Shale in southwestern Pennsylvania with respect to current third-party acreage positions of approximately 29,000 gross acres, and any future acreage acquired by such third-parties within areas of mutual interest of approximately 66,000 acres. Furthermore, we believe we will be able to attract additional third-party customers given our assets’ strategic location, available gathering capacity and access to multiple takeaway pipelines. For the year ended December 31, 2016, a single third-party customer represented approximately 33% of our gathering revenues.
Our Relationship with Rice Energy
Rice Energy is one of the largest producers of natural gas in the Appalachian Basin, where it produced 297.7 Bcfe during 2016, an increase of 48% as compared to 2015. As of December 31, 2016, Rice Energy’s drilling inventory consisted of 370 gross (282 net) producing Appalachian wells (242 of which were located on acreage dedicated to us) for gathering and compression services, which provides us with significant opportunities for growth as Rice Energy’s active drilling program continues and its production increases. Rice Energy relies substantially on us to deliver the midstream infrastructure necessary to accommodate its continuing production growth.
In addition to being a high-quality anchor customer, we believe that our relationship with Rice Energy will provide us with competitive advantages to position us to become a leading midstream energy company in the Appalachian Basin. Because Rice Energy Operating LLC, a subsidiary of Rice Energy (“Rice Energy Operating”), owns a 91.75% membership interest in GP Holdings, all of our incentive distribution rights, and a 28% limited partner interest in us, Rice Energy is positioned to indirectly benefit from the growth of our business through organic initiatives or acquisitions, including our acquisitions of its retained midstream assets. In particular, we have a right of first offer on all of Rice Energy’s interests in its gas gathering system in the core of the Utica Shale in Belmont and Monroe Counties, Ohio. The gathering system consists of an aggregate of 92 miles of high-pressure gas gathering pipeline with capacity of 4.8 MMDth/d in the core of the Utica Shale in Belmont and Monroe Counties, Ohio. Average daily throughput on Rice Energy’s Ohio gathering system for the three months ended December 31, 2016 was 904 MDth/d. Rice Olympus Midstream LLC’s system services approximately 45,000 and 20,000 net acres of the current positions of Rice Energy and Gulfport Energy Corporation (“Gulfport”), respectively, in Belmont County, Ohio.
On February 1, 2016, Strike Force Holdings, Rice Energy’s wholly-owned subsidiary, and Gulfport Midstream Holdings, LLC, a wholly-owned subsidiary of Gulfport, entered into an Amended and Restated Limited Liability Company Agreement of Strike Force Midstream to engage in the natural gas midstream business in approximately 319,000 acres in Belmont and Monroe Counties, Ohio. Strike Force Holdings owns a 75% membership interest in Strike Force Midstream. The Strike Force Midstream LLC (“Strike Force Midstream”) system currently services an aggregate of approximately 98,000 acres of Gulfport’s and Consol Energy Inc.’s current positions.
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
Rice Energy’s Existing Third-Party Commitments
Certain of Rice Energy’s acreage is subject to pre-existing third-party dedications. Rice Energy has entered into contracts with MarkWest Energy Partners LP (“MarkWest”), pursuant to which MarkWest will construct gas gathering facilities to gather Rice Energy’s Utica Shale production from certain dedicated areas in Ohio, including portions of Belmont County, from which Rice Energy will produce wet gas requiring processing.
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
State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. Our natural gas gathering facilities are not subject to rate regulation or open access requirements in the states in which we operate. However, state regulators may require us to register as pipeline operators, pay assessment and registration fees, undergo inspections, and report annually on the miles of pipeline we operate. We cannot predict what new or different regulations federal and state regulatory agencies may adopt, or what effect subsequent regulation may have on our activities. Such regulations may have a material adverse effect on our financial condition, result of operations and cash flows.

Pipeline Safety Regulation
Some of our pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), pursuant to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”), and the Pipeline Safety Improvement Act of 2002 (“PSIA”), as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (the “2006 PIPES Act”). The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. oil and natural gas transmission pipelines in high-consequence areas (“HCAs”).
The PHMSA has developed regulations that require pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in HCAs. The regulations require operators, including us, to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact an HCA;

•	improve data collection, integration and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating actions.
The 2011 Pipeline Safety Act reauthorizes funding for federal pipeline safety programs, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. The 2011 Pipeline Safety Act, among other things, increases the maximum civil penalty for pipeline safety violations and directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in HCAs. Moreover, the 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day of violation and also from $1.0 million to $2.0 million for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as well as any implementation of PHMSA regulations thereunder or any issuance or reinterpretation of PHMSA guidance with respect thereto could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any of which could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.
PHMSA regularly revises its pipeline safety regulations. For example, in March of 2015, PHMSA finalized new rules applicable to gas and hazardous liquid pipelines that, among other changes, impose new post-construction inspections, welding, gas component pressure testing requirements, as well as requirements for calculating pressure reductions for immediate repairs on liquid pipelines. Additionally, in May 2016, PHMSA proposed rules that would, if adopted, impose more stringent requirements for certain gas lines. Among other things, the proposed rulemaking would extend certain of PHMSA’s current regulatory safety programs for gas pipelines beyond HCAs to cover gas pipelines found in newly defined “moderate consequence areas” that contain as few as five dwellings within the potential impact area and would also require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their maximum allowable operating pressures (“MAOP”). Other new requirements proposed by PHMSA under the rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines. The proposed rulemaking also seeks to impose a number of requirements on gathering lines.  More recently in January 2017, PHMSA finalized new regulations for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, repairs and leak detection), regardless of the pipeline’s proximity to an HCA. The final rule also requires all pipelines in or affecting an HCA to be capable of accommodating in-line inspection tools within the next 20 years. In addition, the final rule extends annual and accident reporting requirements to gravity lines and all gathering lines and also imposes inspection requirements on pipelines in areas affected by extreme weather events and natural disasters, such as hurricanes, landslides, floods, earthquakes, or other similar events that are likely to damage infrastructure.
States are largely preempted by federal law from regulating pipeline safety for interstate lines but most are certified by the U.S. Department of Transportation (“DOT”) to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In June 2016, the President signed into law new legislation entitled Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“2016 PIPES Act”). The 2016 PIPES Act reauthorizes PHMSA through 2019, and facilitates greater pipeline safety by providing PHMSA with emergency order authority, including authority to issue prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities to address imminent hazards, without prior notice or an opportunity for a hearing, as well as enhanced release reporting requirements, requiring a review of both natural gas and hazardous liquid integrity management programs, and mandating the creation of a working group to consider the development of an information-sharing system related to integrity risk analyses. The 2016 PIPES Act also requires that PHMSA publish periodic updates on the status of those mandates outstanding from 2011 Pipeline Safety Act, of which approximately half remain to be completed. The mandates yet to be acted upon include requiring certain shut-off valves on transmission lines, mapping all HCAs, and shortening the deadline for accident and incident notifications.
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
Hydraulic Fracturing Activities
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. Our anchor customer, Rice Energy, regularly uses hydraulic fracturing as part of its operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but, in response to increased public concern regarding the alleged potential impacts of hydraulic fracturing, the U.S. Environmental Protection Agency (“EPA”) has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act (“SDWA”) over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. The EPA has also issued final regulations under the federal Clean Air Act (“CAA”) establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing, and advanced notice of proposed rulemaking under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and also finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the Bureau of Land Management (“BLM”) finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision has not yet been issued.
Various state and federal agencies are studying the potential environmental impacts of hydraulic fracturing. In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts:  water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits.  Since the report did not find a direct link between hydraulic fracturing itself and contamination of groundwater resources, this years-long study report does not appear to provide any basis for further regulation of hydraulic fracturing at the federal level.
Presently, hydraulic fracturing is regulated primarily at the state level, typically by state oil and natural gas commissions and similar agencies. In July 2015, the Ohio Department of Natural Resources issued final rules for horizontal drilling well-pad construction. Ohio, Pennsylvania (where we conduct a majority of our operations), and Texas have all adopted laws and proposed regulations that require oil and natural gas operators to disclose chemical ingredients and water volumes used to hydraulically fracture wells, in addition to more stringent well construction and monitoring requirements. In addition, in January 2016, the Pennsylvania Department of Environmental Protection (“PADEP”) issued new rules establishing stricter disposal requirements for wastes associated with hydraulic fracturing activities, which include, among other things, a prohibition on the use of centralized impoundments for the storage of drill cuttings and waste fluids. Further, these rules include new requirements relating to storage tank vandalism, secondary containment for storage vessels, construction rules for gathering lines and horizontal drilling under streams, and temporary transport lines for freshwater and wastewater. Moreover, local governments may also adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.
If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our customers operate, our customers could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells. Any such added costs or delays for our customers, could significantly affect our operations. In addition, if the amount of water needed to hydraulically fracture wells is unavailable or if flowback water disposal options become more limited, our customers may experience added costs or delays, which could significantly affect our operations.
Hazardous Waste
The federal Resource Conservation and Recovery Act (“RCRA”), and comparable state laws, impose requirements for the handling, storage, treatment and disposal of nonhazardous and hazardous waste. RCRA currently exempts certain wastes associated with the exploration, development or production of crude oil and natural gas, which we handle in the course of our operations, including produced water. However, these oil and gas exploration and production wastes may still be regulated by the EPA or state agencies under RCRA’s less stringent nonhazardous solid waste provisions or other federal laws, or state laws, and it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous waste in the future. For example, from time to time certain environmental groups have petitioned or sued the EPA to remove the RCRA’s exemption for wastes associated with the exploration, development or production of crude oil and natural gas. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. If such changes were to occur, it could have a significant impact on our operating costs, as well as the natural gas and oil industry in general. Moreover, some ordinary industrial wastes which we generate, such as paint wastes, waste solvents, laboratory wastes and waste oils, may be regulated as hazardous wastes if they have hazardous characteristics.
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
Air Emissions
The CAA, and comparable state laws, regulate emissions of air pollutants from various industrial sources, including natural gas processing plants and compressor stations, and also impose various preconstruction requirements, emission limits, operational limits and monitoring, reporting and recordkeeping requirements on air emission sources. Recently, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and/or criminal enforcement actions. Such laws and regulations, for example, require preconstruction permits, such as Prevention of Significant Deterioration, or PSD permits, for the construction or modification of certain projects or facilities with the potential to emit air pollutants above certain thresholds. Preconstruction permits generally require use of best available control technology (“BACT”) to limit air emissions. Several federal and state new source performance standards and national emission standards for hazardous air pollutants and analogous state law requirements, also apply to our facilities and operations. These applicable federal and state standards impose emission limits and operational limits as well as detailed testing, recordkeeping and reporting requirements on the facilities subject to these regulations. Several of our facilities are “major” facilities requiring Title V operating permits which impose semi-annual reporting requirements, but the number of such facilities could grow in the future. For example, in June 2016, the EPA finalized rules under the CAA regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities (such as tank batteries and compressor stations), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment. Also, in December 2016, PADEP announced that the agency intends to issue a new general permit for oil and gas exploration, development, and production facilities and liquids loading activities, requiring best available technology for equipment and processes, enhanced record-keeping, and quarterly monitoring inspections for the control of methane emissions. The PADEP also intends to issue similar methane rules for existing sources. The PADEP also proposed a new general permit for compressor stations that includes noise minimization requirements.
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
Climate Change
In December 2009, the EPA determined that emissions of greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, EPA adopted regulations under existing provisions of the CAA that establish pre-construction and operating permit requirements for GHG emissions from certain large stationary sources. Under these regulations, for example, facilities required to obtain Prevention of Significant Deterioration (“PSD”) permits because of their potential criteria pollutant emissions must comply with best available control technology (“BACT”)-driven GHG permit limits established by the states or, in some cases, by the EPA, on a case-by-case basis. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities, as well as gathering and boosting facilities. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule. Also, in June 2016, the EPA finalized new regulations that set emissions standards and leak detection and repair requirements for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities. The EPA has also announced that it intends to pursue, but has not yet proposed, methane emission standards for existing sources in addition to new sources and issued information collection requests to oil and gas operators. Additional regulations could impose new compliance costs and permitting burdens on our operations.

Also, in November 2016, the BLM finalized, and in December 2016 the PADEP announced that it intends to propose rules related to the control of methane emissions. Compliance with rules to control methane emissions will likely require enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks, and the increased frequency of maintenance and repair activities to address emissions leakage. The rules will also likely require hiring additional personnel to support these activities or the engagement of third party contractors to assist with and verify compliance. These new and proposed rules could result in increased compliance costs on our operations. PADEP also recently announced an initiative to restrict methane emissions from natural gas development activities. Under the proposed changes, operators in Pennsylvania would need to (i) obtain an air quality general permit in advance of operations, (ii) control releases, and (iii) report emissions.

Additionally, while Congress has from time to time considered legislation to reduce emissions of GHGs, the prospect for adoption of significant legislation at the federal level to reduce GHG emissions is perceived to be low at this time. However, many states have adopted cap and trade programs or renewable energy portfolio standards in an effort to reduce GHG emissions, and these efforts are likely to continue event absent additional federal action. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that exploration and production operators produce, some of whom are our customers, which could thereby reduce demand for our midstream services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events; if any such effects were to occur, it is uncertain if they would have an adverse effect on our financial condition and operations.
Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue.
Employees
We do not have any employees. The officers of our general partner, who are also officers of Rice Energy, manage our operations and activities. As of December 31, 2016, Rice Energy employed approximately 106 people who provide direct support to our operations. All of the employees required to conduct and support our operations are employed by Rice Energy and seconded to us pursuant to a secondment agreement and all of our Rice Energy full-time personnel are subject to our omnibus agreement with Rice Energy (“Omnibus Agreement”).
Facilities
Rice Energy’s corporate headquarters are in Canonsburg, Pennsylvania. Pursuant to the Omnibus Agreement, we reimburse Rice Energy for our proportionate share of Rice Energy’s costs to lease the building.
Available Information
Our website is available at www.ricemidstream.com. Information contained on or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this report or any other filing we make with the SEC. We make available, free of charge, on our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after filing such reports with the SEC. Other information such as presentations, our Corporate Governance Guidelines, the charter of the Audit Committee and the Code of Business Conduct and Ethics are available on our website and in print to any unitholder who provides a written request to the Corporate Secretary at 2200 Rice Drive, Canonsburg, Pennsylvania 15317. Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including the Chief Executive Officer and Chief Financial Officer.
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
For the year ended December 31, 2016, Rice Energy accounted for approximately 67% of our gathering revenues and 95% of our water services revenues. We are substantially dependent on Rice Energy as our most significant current customer, and we expect to derive a substantial majority of our revenues from Rice Energy for the foreseeable future. As a result, any event, whether in our dedicated areas or otherwise, that adversely affects Rice Energy’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Accordingly, we are indirectly subject to the business risks of Rice Energy, including, among others:

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
Because of the natural decline in production from existing wells, our success depends, in part, on Rice Energy’s ability to replace declining production and our ability to secure new sources of production from Rice Energy or third parties. Additionally, our water services are directly associated with Rice Energy’s well completion activities and water needs, which are partially driven by horizontal lateral lengths and the number of completion stages per well. Any decrease in Rice Energy’s production or completions activity could adversely affect our business and operating results.
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
Part of our long-term growth strategy includes identifying additional opportunities to offer services to third parties. For the year ended December 31, 2016, Rice Energy accounted for approximately 67% of our gathering revenues and 95% of our water services revenues. Our ability to increase throughput on our gathering and compression systems and water services systems and any related revenue from third parties is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when requested by third parties. To the extent that we lack available capacity on our systems for third-party volumes, we may not be able to compete effectively with third-party systems for additional volumes in our dedicated areas. In addition, some of our competitors for third-party volumes have greater financial resources and access to larger supplies of natural gas than those available to us, which could allow those competitors to price their services more aggressively than we do.
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
The construction of additions or modifications to our existing systems and the construction or purchase of new assets involves numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. Financing may not be available on economically acceptable terms or at all. If we undertake these projects, we may not be able to complete them on schedule, at the budgeted cost or at all. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. We may construct facilities to capture anticipated future production growth in an area in which such growth does not materialize. As a result, new gathering and compression or other assets may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, the construction of additions to our existing assets may require us to obtain new rights-of-way prior to constructing new pipelines or facilities. We may be unable to timely obtain such rights-of-way to connect new natural gas supplies to our existing gathering pipelines or capitalize on other attractive expansion opportunities. Further, we do not own all of the land on which our pipelines and facilities are or may be constructed, and we are, therefore, subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. Additionally, it may become more expensive for us to obtain new rights-of-way or to expand or renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, our cash flows could be adversely affected.
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
If we were to seek a credit rating in the future, our credit rating may be adversely affected by the leverage of Rice Energy, as credit rating agencies such as Standard & Poor’s Ratings Services and Moody’s Investors Service (“Moody’s”) may consider the leverage and credit profile of Rice Energy and its affiliates because of their ownership interest in and control of us. Any adverse effect on our credit rating would increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make distributions to our unitholders.
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
Any acquisition, including the Vantage Midstream Asset Acquisition, involves potential risk. The risks include, among other things:

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
Our water services business includes fresh water distribution for use in our customers’ natural gas, NGL and oil exploration and production activities. Water is an essential component of natural gas, NGL and oil production during the drilling, and in particular, the hydraulic fracturing process.  As a result, the demand for our fresh water distribution and produced water handling services is tied to the level of drilling and completion activity of our customers, including Rice Energy, which is currently and will continue to be our primary customer for such services.  More specifically, the demand for our water distribution and produced water handling services could be adversely affected by any reduction in or slowing of Rice Energy’s or other customers’ well completions, any reduction in produced water attributable to completion activity, or to the extent that Rice Energy or other customers complete wells with shorter lateral lengths, which would lessen the volume of fresh water required for completion activity.
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
State regulation of natural gas gathering facilities and intrastate transportation pipelines generally includes various safety, environmental and, in some circumstances, nondiscriminatory take and common purchaser requirements, as well as complaint-based rate regulation. While we have not obtained a specific determination from the applicable state regulators, we believe our natural gas gathering facilities are not subject to rate regulation or open access requirements by state regulators. However, state regulators, such as the Pennsylvania Public Utilities Commission may require us to register as pipeline operators, pay assessment and registration fees, undergo inspections and report annually on the miles of pipeline we operate. Other state regulations may not directly apply to our business, but may nonetheless affect the availability of natural gas for purchase, compression and sale.
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
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. Our anchor customer, Rice Energy, regularly uses hydraulic fracturing as part of its operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but, in response to increased public concern regarding the alleged potential impacts of hydraulic fracturing, the EPA has asserted federal regulatory authority pursuant to SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. The EPA has also issued final regulations under the CAA establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing, and advanced notice of proposed rulemaking under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and also finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands. The U.S. District Court of Wyoming has temporarily stayed implementation of this rule. A final decision has not yet been issued.
Various state and federal agencies are studying the potential environmental impacts of hydraulic fracturing. In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts:  water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits.  Since the report did not find a direct link between hydraulic fracturing itself and contamination of groundwater resources, this years-long study report does not appear to provide any basis for further regulation of hydraulic fracturing at the federal level.
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
In December 2009, the EPA determined that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, EPA adopted regulations under existing provisions of the CAA that establish pre-construction and operating permit requirements for GHG emissions from certain large stationary sources. Under these regulations, for example, facilities required to obtain PSD permits because of their potential criteria pollutant emissions must comply with BACT-driven GHG permit limits established by the states or, in some cases, by the EPA, on a case-by-case basis. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities as well as gathering and boosting facilities. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule. Also, in June 2016, the EPA finalized new regulations that set emissions standards and leak detection and repair requirements for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities. The EPA has also announced that it intends to pursue, but has not yet proposed, methane emission standards for existing sources in addition to new sources and issued information collection requests to oil and gas operators. Additional regulations could impose new compliance costs and permitting burdens on our operations.
Also, in November 2016, the BLM finalized, and in December 2016 the PADEP announced that it intends to propose, rules related to the control of methane emissions. Compliance with rules to control methane emissions will likely require enhanced record-keeping practices, the purchase of new equipment such as optical gas imaging instruments to detect leaks, and the increased frequency of maintenance and repair activities to address emissions leakage. The rules will also likely require hiring additional personnel to support these activities or the engagement of third party contractors to assist with and verify compliance. These new and proposed rules could result in increased compliance costs on our operations. PADEP also recently announced an initiative to restrict methane emissions from natural gas development activities. Under the proposed changes, operators in Pennsylvania would need to (i) obtain an air quality general permit in advance of operations, (ii) control releases, and (iii) report emissions.
Additionally, while Congress has from time to time considered legislation to reduce emissions of GHGs, the prospect for adoption of significant legislation at the federal level to reduce GHG emissions is perceived to be low at this time. However, many states have adopted cap and trade programs or renewable energy portfolio standards in an effort to reduce GHG emissions, and these efforts are likely to continue event absent additional federal action. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that exploration and production operators produce, some of whom are our customers, which could thereby reduce demand for our midstream services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events; if any such effects were to occur, it is uncertain if they would have an adverse effect on our financial condition and operations.
We may incur significant costs and liabilities as a result of pipeline integrity management program testing and any related pipeline repair or preventative or remedial measures.
The DOT has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in HCAs. The regulations require operators to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact an HCA;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.
The 2011 Pipeline Safety Act, among other things, increases the maximum civil penalty for pipeline safety violations and directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in HCAs. Effective October 25, 2013, the PHMSA finalized rules that increased the maximum administrative civil penalties for violations of the pipeline safety laws and regulations that occur after January 3, 2012 to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. Should our operations fail to comply with PHMSA or comparable state regulations, we could be subject to substantial penalties and fines. States also are pursuing regulatory programs intended to safely build pipeline infrastructure.
PHMSA has also published final rules in January 2017 for hazardous liquid pipelines that significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, repairs and leak detection), regardless of the pipeline’s proximity to an HCA. The final rule also requires all pipelines in or affecting an HCA to be capable of accommodating in-line inspection tools within the next 20 years. In addition, the final rule extends annual and accident reporting requirements to gravity lines and all gathering lines and also imposes inspection requirements on pipelines in areas affected by extreme weather events and natural disasters, such as hurricanes, landslides, floods, earthquakes, or other similar events that are likely to damage infrastructure. PHMSA also proposed rules in March 2016 that would, if adopted, impose more stringent requirements for certain gas lines. Among other things, the proposed rulemaking would extend certain of PHMSA’s current regulatory safety programs for gas pipelines beyond HCAs to cover gas pipelines found in newly defined “moderate consequence areas” that contain as few as five dwellings within the potential impact area and would also require gas pipelines installed before 1970 that are currently exempted from certain pressure testing obligations to be tested to determine their MAOP. Other new requirements proposed by PHMSA under the rulemaking would require pipeline operators to: report to PHMSA in the event of certain MAOP exceedances; strengthen PHMSA integrity management requirements; consider seismicity in evaluating threats to a pipeline; conduct hydrostatic testing for all pipeline segments manufactured using longitudinal seam welds; and use more detailed guidance from PHMSA in the selection of assessment methods to inspect pipelines. The proposed rulemaking also seeks to impose a number of requirements on gathering lines. Moreover, in June 2016, the President signed the 2016 PIPES Act into law. The 2016 PIPES Act reauthorizes PHMSA through 2019, and facilitates greater pipeline safety by providing PHMSA with emergency order authority, including authority to issue prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities to address imminent hazards, without prior notice or an opportunity for a hearing, as well as enhanced release reporting requirements, requiring a review of both natural gas and hazardous liquid integrity management programs, and mandating the creation of a working group to consider the development of an information-sharing system related to integrity risk analyses. The 2016 PIPES Act also requires that PHMSA publish periodic updates on the status of those mandates outstanding from 2011 Pipeline Safety Act, of which approximately half remain to be completed. The mandates yet to be acted upon include requiring certain shut-off valves on transmission lines, mapping all HCAs, and shortening the deadline for accident and incident notifications. While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flow. Please read “Item 1. Business-Regulation of Operations-Pipeline Safety Regulation” for more information.
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
Unitholders are currently unable to remove our general partner without its consent because our general partner and its affiliates, including Rice Energy, own sufficient units to be able to prevent its removal. Our general partner may not be removed except for cause by vote of the holders of at least 66 2/3% of all outstanding common and subordinated units, including any units owned by our general partner and its affiliates, voting together as a single class. As of December 31, 2016, Rice Energy Operating indirectly owned 26% of our outstanding common and subordinated units. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful misconduct in its capacity as our general partner.

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
As of February 27, 2017, GP Holdings held 3,623 common units and all 28,753,623 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period. Additionally, we have agreed to provide GP Holdings with certain registration rights, pursuant to which we may be required to register common units they hold under the Securities Act and applicable state securities laws. Pursuant to the registration rights agreement and our partnership agreement, we may be required to undertake a future public or private offering of common units. The sale of these units in public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.
If at any time our general partner and its affiliates (including Rice Energy) own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (i) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (ii) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act. Our general partner and its affiliates (including Rice Energy) own an aggregate of less than 1% of our common and 100% of our subordinated units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), our general partner and its affiliates will own 28% of our common units.
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
As a publicly-traded partnership, we incur significant legal, accounting and other expenses that we did not incur prior to our initial public offering (“IPO”). In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the NYSE, require publicly-traded entities to adopt various corporate governance practices that will further increase our costs. Before we are able to make distributions to our unitholders, we must first pay or reserve cash for our expenses, including the costs of being a publicly-traded partnership. As a result, the amount of cash we have available for distribution to our unitholders is affected by the costs associated with being a publicly-traded partnership.
As a result of our IPO, we became subject to the public reporting requirements of the Exchange Act. We expect these rules and regulations to increase certain of our legal and financial compliance costs and to make activities more time-consuming and costly. For example, as a result of becoming a publicly-traded partnership, we are required to have at least three independent directors, create an audit committee and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting. In addition, we incur additional costs associated with our SEC reporting requirements.
We also incur significant expense in order to maintain director and officer liability insurance. Because of the limitations in coverage for directors, it may be more difficult for us to attract and retain qualified persons to serve on our board or as executive officers.
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
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. We have requested and obtained a favorable private letter ruling from the Internal Revenue Service to the effect that, based on facts presented in the private letter ruling request, our income from the delivery of water and the collection, treatment, and transport of flowback, produced water, and other fluids constitutes “qualifying income” within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”). However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.
However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our common units.
If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce cash available for distribution to our unitholders. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that might substantially reduce cash available for distribution to our unitholders.
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
Further, pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Under our limited partnership agreement, our general partner is permitted to make elections under the new rules to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. The U.S. Department of the Treasury adopted final Treasury Regulations allowing a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. As of December 31, 2016, Rice Energy indirectly held significant interests in our capital and profits. Therefore, a transfer by Rice Energy Operating of all or a portion of its interests in us could, in conjunction with the trading of common units held by the public, result in a termination of our partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.

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
Pursuant to an agreement between the Partnership and the IRS regarding our 2016 tax reporting, we will have two short tax years for the calendar year 2016 as a result of a technical termination that occurred on February 22, 2016.  This technical termination will result in a significant deferral of depreciation deductions that were otherwise allowable in computing the taxable income of the Partnership’s unitholders for the period February 23, 2016 through December 31, 2016.  The partnership expects to provide a single Schedule K-1 to each unitholder reflecting the unitholder’s taxable income for the full calendar year.
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
In 2016, we reached a settlement with the PADEP related to civil penalties for certain Notices of Violations (“NOVs”) received from December 2011 through April 2016 under the Clean Streams Law, the 2012 Oil and Gas Act, the Solid Waste Management Act, and the Dam Safety and Encroachments Act and have paid fines to settle such NOVs with the PADEP for $207,000.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common units are listed on the NYSE under the symbol “RMP.” The high and low sales prices reflected on the NYSE per unit for 2016 and 2015 are summarized below:

	2016			2015
(in dollars per share)	High	Low	Distributions paid per Common Unit	High	Low	Distributions paid per Common Unit
1st Quarter	$15.39	$8.40	$0.1965	$17.19	$12.91	$0.0204
2nd Quarter	$20.65	$14.21	$0.2100	$18.17	$14.21	$0.1875
3rd Quarter	$24.30	$18.05	$0.2235	$17.65	$11.07	$0.1905
4th Quarter	$24.88	$20.05	$0.2370	$16.44	$10.63	$0.1935
On February 27, 2017, the last sales price of our common units, as reported on the NYSE, was $24.11 per common unit.
On January 20, 2017, the Board of Directors of our general partner declared a cash distribution to our unitholders of $0.2505 per common and subordinated unit for the fourth quarter of 2016. The cash distribution was paid on February 16, 2017, to unitholders of record at the close of business on February 7, 2017. Also on February 16, 2017, a cash distribution of $0.9 million was made to GP Holdings related to its incentive distribution rights in the Partnership based upon the level of distribution paid per common and subordinated unit.
Holders. The number of unitholders of record of our common units was approximately 65 as of February 27, 2017. The number of registered holders does not include holders that have common units held for them in “street name,” meaning that the common units are held for their accounts by a broker or other nominee. In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying unitholders that have units held in “street name” are not.
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
Subordinated Units. GP Holdings owns all of our subordinated units. The principal difference between our common units and subordinated units is that, for any quarter during the “subordination period,” holders of the subordinated units will not be entitled to receive any distribution from operating surplus until the common units have received the minimum quarterly distribution for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages.
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
Securities Authorized for Issuance under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for information regarding our equity compensation plans as of December 31, 2016.
Issuer Purchases of Equity Securities. The following table contains information about the acquisition of our common units for the year ended December 31, 2016.

Period	Total Number of Units Withheld (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Be Purchased Under the Plans or Programs
January 1 - January 31, 2016	—	$—	—	—
February 1 - February 28, 2016	—	—	—	—
March 1 - March 31, 2016	—	—	—	—
April 1 - April 30, 2016	—	—	—	—
May 1 - May 31, 2016	—	—	—	—
June 1 - June 30, 2016	59,031	18.94	—	—
July 1 - July 31, 2016	—	—	—	—
August 1, August 31, 2016	—	—	—	—
September 1 - September 30, 2016	—	—	—	—
October 1 - October 31, 2016	—	—	—	—
November 1 - November 30, 2016	—	—	—	—
December 1 - December 31, 2016	59,676	23.47	—	—
Total	118,707	$21.22	—	—

(1)
All units withheld during 2016 were used to offset tax withholding obligations that occur upon the vesting of phantom units and delivery of common stock under the terms of our long-term incentive plan.

Item 6. Selected Financial Data
Set forth below is our selected historical consolidated financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. The selected historical consolidated financial data set forth below is not intended to replace our historical consolidated financial statements. You should read the following data along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes, each of which is included in this report. We believe that the assumptions underlying the preparation of our historical consolidated financial statements are reasonable.

	Year Ended December 31,
(in thousands, except unit data)	2016	2015	2014	2013	2012
Statement of operations data:
Total operating revenues	$201,623	$114,459	$6,448	$498	$—
Total operating expenses	74,681	52,423	37,015	5,706	2,780
Operating income (loss)	126,942	62,036	(30,567)	(5,208)	(2,780)
Net income (loss)	121,610	52,495	(31,328)	(9,012)	(3,128)
Limited partner net income	120,182	45,199	1,162
Net income attributable to RMP per limited partner unit (basic and diluted) (1)
Common units (basic)	$1.46	$0.76	$0.02
Common units (diluted)	$1.45	$0.76	$0.02
Subordinated units	$1.50	$0.76	$0.02
Balance sheet data (at period end):
Cash	$21,834	$7,597	$26,834	$148	$—
Total property and equipment, net	805,027	578,026	323,871	74,058	30,283
Total assets	1,399,217	689,790	443,091	74,445	30,283
Total long-term debt	190,000	143,000	—	—	—
Total partners’ capital/parent net equity	1,182,406	511,834	429,944	66,622	24,056
Net cash provided by (used in):
Operating activities	$154,117	$70,006	$(25,021)	$(7,186)	$(2,197)
Investing activities	(721,087)	(379,991)	(336,273)	(44,244)	(14,705)
Financing activities	581,207	290,748	387,980	51,578	16,902
Operating data:
Gathering volumes (MDth/d)
Affiliate	714	547	345	95	32
Third-party	269	100	33	—	—
Compression volumes (MDth/d)
Affiliate	327	33	—	—	—
Third-party	245	31	—	—	—
Water services volumes (MMgal)
Affiliate	1,121	600	—	—	—
Third-party	132	177	—	—	—
Other financial data (unaudited):
Adjusted EBITDA (2)	$158,353	$63,780	$(9,541)	$(4,018)	$(1,997)

(1)
Net income per limited partner unit is presented only for the periods subsequent to our IPO and does not include results attributable to the Water Assets (defined herein) prior to their acquisition as these results are not attributable to limited partners of the Partnership.

(2)	Please read “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures
Adjusted EBITDA is a supplemental non-GAAP measure that is used by management and external users of our consolidated financial statements, such as securities analysts, investors and lenders. We define Adjusted EBITDA as net income (loss) before interest expense, income tax (benefit) expense, depreciation expense, amortization of intangible assets, non-cash equity compensation expense, amortization of deferred financing costs and certain other non-recurring items management believes affect the comparability of our operating results.
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
We believe that the presentation of Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. The measures of the accounting principles generally accepted in the United States (“GAAP”) most directly comparable to Adjusted EBITDA are net income and net cash provided by (used in) operating activities. Our non-GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to GAAP net income or net cash provided by (used in) operating activities. Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by (used in) operating activities. You should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measures of net income (loss) and cash used in operating activities.

	Year ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Adjusted EBITDA reconciliation to Net income (loss):
Net income (loss)	$121,610	$52,495	$(31,328)	$(9,012)	$(3,128)
Interest expense	3,931	3,164	13,571	3,804	348
Income tax expense (benefit)	—	5,812	(12,920)	—	—
Depreciation expense	25,170	16,399	4,165	1,190	783
Acquisition costs	125	—	1,519	—	—
Amortization of intangible assets	1,634	1,632	1,156	—	—
Non-cash equity compensation expense	2,873	4,501	816	—	—
Incentive unit expense	—	1,044	13,480	—	—
Amortization of deferred financing costs	1,479	576	—	—	—
Other expense	1,531	543	—	—	—
Adjusted EBITDA attributable to Water Assets prior to acquisition (1)	—	(22,386)	—	—	—
Adjusted EBITDA	$158,353	$63,780	$(9,541)	$(4,018)	$(1,997)

Reconciliation of Adjusted EBITDA to Cash provided by (used in) operating activities:
Adjusted EBITDA	$158,353	$63,780	$(9,541)	$(4,018)	$(1,997)
Interest expense	(3,931)	(3,164)	(13,571)	(3,804)	(348)
Acquisition costs	(125)	—	(1,519)	—	—
Other expense	(1,531)	(543)	—	—	—
Changes in operating assets and liabilities which provided (used) cash	1,350	(12,453)	(390)	636	148
Adjusted EBITDA attributable to Water Assets prior to acquisition (1)	—	22,386	—	—	—
Net cash provided by (used in) operating activities	$154,116	$70,006	$(25,021)	$(7,186)	$(2,197)

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
On September 26, 2016, we entered into a Purchase and Sale Agreement relating to the Vantage Midstream Asset Acquisition, as amended (the “Midstream Purchase Agreement”), with Rice Energy. Pursuant to the terms of the Midstream Purchase Agreement, we acquired the Vantage Midstream Entities from Rice Energy. Our acquisition of the Vantage Midstream Entities from Rice Energy is accounted for as a combination of entities under common control at historical cost. Please see “Item 8. Financial Statements—Notes to Consolidated Financial Statements—2. Acquisitions” for further detail regarding the Vantage Midstream Asset Acquisition.
Our Operations
Gas Gathering and Compression
Our gas gathering and compression assets are located within highly-concentrated acreage positions in the dry gas core of the Marcellus Shale and, as of December 31, 2016, consisted of a 4.1 MMDth/d high-pressure dry gas gathering system and associated compression in Washington and Greene Counties, Pennsylvania. The dry gas core of the Marcellus Shale in southwestern Pennsylvania is characterized by a combination of low development cost, consistently high production volumes and access to multiple takeaway pipelines, resulting in what Rice Energy believes to be among the highest rate of return wells.
We contract with Rice Energy and other producers to gather and compress natural gas from wells and well pads located in our dedicated areas and/or near our gathering systems. The natural gas that we gather and compress generally requires no processing or treating prior to delivery into interstate takeaway pipelines.
We generate all of our gas gathering and compression revenues pursuant to long-term, fixed-fee contracts with Rice Energy and other high quality producers. We generate revenue primarily by charging fixed fees for volumes of natural gas that we gather and compress through our systems. Our assets are sized to accommodate the projected future production growth of Rice Energy and third parties, as well as to allow us to pursue volumes from additional third parties.

The following provides a summary of the key terms of our gas gathering and compression agreements as of December 31, 2016.

	Remaining Term (Years)	Gathering Fee	Compression Fee (1)	Escalation /Adjustment Mechanism (2)	Dedicated Acres
Rice Energy	14	$0.30 / Dth	$0.07 / stage / Dth	Yes	Washington and Greene Counties (3)
Third Parties (4)(5)	10	$0.40 / Dth	varies	Yes	66,000 acres in Washington County

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

(2)	The gathering and compression fees we receive under our gathering and compression agreements can be annually escalated based upon changes in the Consumer Price Index (“CPI”).

(3)
The dedicated area from Rice Energy excludes the first 20.0 MDth/d of Rice Energy’s Marcellus Shale dry gas production under an existing dedication to a third party in which Rice Energy owned approximately 9,000 gross acres as of December 31, 2016.

(4)
Amounts shown for third parties represent weighted averages based on historical throughput in the case of remaining term, gathering fee and compression fee (based on the period January 1, 2015 through December 31, 2016), and in the case of dedications, aggregate acres.

(5)
We manage credit risk of sales to third parties by limiting dealings to those third parties that meet specified criteria for credit and liquidity strength and by actively monitoring these accounts. We may request a letter of credit, guarantee, performance bond or other credit enhancement from a third-party in order for that third-party to meet our credit criteria. Our primary third-party customer engages in activities similar to those of Rice Energy and has a credit rating of Baa3 by Moody’s.

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
Water Services
Our water services assets located in Washington and Greene Counties, Pennsylvania, and Belmont County, Ohio are engaged in the provision of water services to support well completion activities and to collect and recycle or dispose of flowback and produced water for us and third parties in the Appalachian Basin. As of December 31, 2016, our Pennsylvania assets provided access to 22.5 MMgal/d of fresh water from the Monongahela River and several other regional water sources and our Ohio assets provided access to 14.0 MMgal/d of fresh water from the Ohio River and several other regional sources, both for distribution to the Rice Energy and third parties. Pursuant to the terms of a purchase and sale agreement (the “Purchase Agreement”) pursuant to which we acquired our water services assets from Rice Energy, Rice Energy has granted us until December 31, 2025, (i) the exclusive right to develop water treatment facilities in the areas of dedication defined in the Water Services Agreements and (ii) an option to purchase any water treatment facilities acquired by Rice Energy in such areas at its acquisition cost.
In connection with the closing of the acquisition of Rice Energy’s Pennsylvania and Ohio fresh water distribution systems and related facilities (the “Water Assets”), we entered into the Water Services Agreements with Rice Energy, whereby we agreed to provide certain fluid handling services to Rice Energy, including the exclusive right to provide fresh water for well completions operations and to collect and recycle or dispose of flowback and produced water for Rice Energy within areas of dedication in defined service areas in Pennsylvania and Ohio. The initial terms of the Water Services Agreements are until December 22, 2029 and from month to month thereafter. Under the agreements, Rice Energy pays us (i) a variable fee, based on volumes of water supplied, for freshwater deliveries by pipeline directly to the well site, subject to annual CPI adjustments and (ii) a produced water and flowback hauling fee of actual out-of-pocket cost incurred by us, plus a 2% margin.

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
As it relates to our Predecessor, when discussing periods:

•	prior to January 29, 2014, refers to the natural gas gathering, compression and water distribution assets and operations of Rice Poseidon;

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

Subsequent to January 29, 2014, our Predecessor includes the Alpha Assets, which consist of certain natural gas gathering and compression assets held in Alpha Shale, a wholly-owned subsidiary of Rice Energy. Prior to January 29, 2014, each of Rice Energy and a third party owned a 50% interest in Alpha Shale, a joint venture formed to develop natural gas acreage in the Marcellus Shale. On January 29, 2014, in connection with the completion of its IPO, Rice Energy acquired the remaining 50% interest in Alpha Shale.
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
Our Predecessor included certain fresh water distribution assets and operations in Pennsylvania that were distributed to Rice Midstream Holdings concurrently with the closing of our IPO. On November 4, 2015, we entered into the Purchase Agreement with Rice Energy, pursuant to which we acquired the Water Assets. Rice Energy has also granted the Partnership, until December 31, 2025, (i) the exclusive right to develop water treatment facilities in the areas of dedication defined in the Water Services Agreements (defined below) and (ii) an option to purchase any water treatment facilities acquired by Rice Energy in such areas at Rice Energy’s acquisition cost. The acquisition of the Water Assets was accounted for as a combination of entities under common control, and as such, our consolidated financial statements have been retrospectively recast for all periods presented to include the historical results of the Water Assets.
Factors That Significantly Affect Comparability of Our Financial Condition and Results of Operations
Our future results of operations may not be comparable to the historical results of operations of our Predecessor presented below for the following reasons:
Revenues. There are differences in the way our Predecessor recorded revenues and the way we record revenues. As our assets have historically been a part of the integrated operations of Rice Energy, our Predecessor generally recognized only the costs and did not record revenue associated with the gathering, compression and water services provided to Rice Energy on an intercompany basis. Accordingly, the revenues in our historical consolidated financial statements for periods prior to December 22, 2014 relate generally only to amounts received from third parties for these services. Following our IPO, our revenues are generated by existing third-party gas gathering, compression and water services contracts, the gas gathering and compression agreement with Rice Energy and the water services agreements that we entered into with Rice Energy in connection with the closing of our IPO. In connection with the acquisition of the Water Assets, we amended and restated our Water Services Agreements, which altered the fee structure for water services. For additional information regarding our amended and restated Water Services Agreements, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Operations.”
Midstream Build-out. All of the natural gas gathering, compression and water assets of our Predecessor have been constructed in the last five years. As of December 31, 2016, the aggregate capacity on our natural gas gathering systems was 4.1 MMDth/d. Average daily throughput on our natural gas gathering systems increased from 647 MDth/d for the year ended

December 31, 2015 to 983 MDth/d for the year ended December 31, 2016, a 52% increase. Similarly, our fresh water distribution capacity increased to 36.5 MMgal/d as of December 31, 2016 from 19.4 MMgal/d as of December 31, 2015, an 88% increase. Cash capital expenditures with respect to our assets for the year ended December 31, 2016 and December 31, 2015 were $121.1 million and $248.5 million, respectively, and we expect to incur total capital expenditures of approximately $315.0 million for the year ending December 31, 2017.
Rice Energy’s Development Focus. With its operational focus on development, Rice Energy, our anchor customer, has focused almost exclusively on pad drilling, in which Rice Energy drills multiple wells on a single well pad (and a single receipt point for our gathering systems) as opposed to one or two wells per pad. As such, within our dedicated area, Rice Energy turned 50 gross (50 net) horizontal Marcellus wells into sales in the year ended December 31, 2016, which included 14 gross (14 net) producing wells acquired in connection with Rice Energy’s acquisition of Vantage and its subsidiaries (the “Vantage Acquisition”), as compared to 81 horizontal Marcellus and Upper Devonian wells over the preceding 6 years.
Common Control Transactions. Pursuant to the terms of the Purchase Agreement, on November 4, 2015, we acquired the Water Assets from Rice Energy. Our combined financial statements have been retrospectively recast for all periods prior to the acquisition of the Water Assets to include the historical results of the Water Assets as the transaction was accounted for as a combination of entities under common control. In addition, our acquisition of the Vantage Midstream Entities from Rice Energy is accounted for as a combination of entities under common control at historical cost. As the Vantage Midstream Asset Acquisition occurred concurrently with the Vantage Acquisition, no predecessor period existed which would warrant retrospective recast of our financial statements.
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
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense, income tax benefit (expense), depreciation expense, amortization of intangible assets, non-cash equity compensation expense, amortization of deferred financing costs and certain other items management believes affect the comparability of our operating results. Please see “Item 6. Selected Financial Data—Non-GAAP Financial Measures” for more information on Adjusted EBITDA.
Results of Operations
The following table sets forth selected consolidated operating data for the year ended December 31, 2016 compared to the year ended December 31, 2015 and for the year ended December 31, 2015 compared to the year ended December 31, 2014:

	Year Ended December 31,			Year Ended December 31,		Change
	2016	2015	Change	2015	2014
Statement of operations: (in thousands)
Operating revenues:
Affiliate	$152,260	$93,668	$58,592	$93,668	$1,863	$91,805
Third-party	49,363	20,791	28,572	20,791	4,585	16,206
Total operating revenues	201,623	114,459	87,164	114,459	6,448	108,011

Operating expenses:
Operation and maintenance expense	24,608	14,910	9,698	14,910	4,773	10,137
General and administrative expense	21,613	17,895	3,718	17,895	11,922	5,973
Incentive unit expense	—	1,044	(1,044)	1,044	13,480	(12,436)
Depreciation expense	25,170	16,399	8,771	16,399	4,165	12,234
Acquisition costs	125	—	125	—	1,519	(1,519)
Amortization of intangible assets	1,634	1,632	2	1,632	1,156	476
Other expense	1,531	543	988	543	—	543
Total operating expenses	74,681	52,423	22,258	52,423	37,015	15,408

Operating income (loss)	126,942	62,036	64,906	62,036	(30,567)	92,603
Other income (expense)	78	11	67	11	(110)	121
Interest expense	(3,931)	(3,164)	(767)	(3,164)	(13,571)	10,407
Amortization of deferred financing costs	(1,479)	(576)	(903)	(576)	—	(576)
Income (loss) before income taxes	121,610	58,307	63,303	58,307	(44,248)	102,555
Income tax (expense) benefit	—	(5,812)	5,812	(5,812)	12,920	(18,732)
Net income (loss)	$121,610	$52,495	$69,115	$52,495	$(31,328)	$83,823
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Operating revenues. Operating revenues increased from $114.5 million for the year ended December 31, 2015 to $201.6 million for the year ended December 31, 2016, an increase of $87.2 million, or 76%. The increase in operating revenues primarily relates to increased gathering and compression revenues associated with a 52% and 794% increase in period over period gathering and compression throughput, respectively. In addition, the increase relates to a $32.3 million increase in water services revenue due to a 61% increase in fresh water distribution volumes from 777 MMgal in 2015 to 1.3 Bgal in 2016. In addition, post-acquisition revenue associated with the Vantage Midstream Entities was $8.6 million for the period from October 19, 2016 through December 31, 2016.

Operation and maintenance expense. Total operation and maintenance expense increased from $14.9 million for the year ended December 31, 2015 to $24.6 million for the year ended December 31, 2016, an increase of $9.7 million, or 65%. The increase was primarily due to on and off pad water transfer costs and water procurement, in addition to increased expenses following the Vantage Midstream Asset Acquisition primarily associated with water transfer costs and pipeline maintenance costs.
General and administrative expense. General and administrative expense (before equity compensation expense) increased from $13.4 million for the year ended December 31, 2015 to $18.8 million for the year ended December 31, 2016, an increase of $5.4 million, or 40%. The increase year-over-year was primarily due to an increase in allocated costs associated with personnel and administrative expenses as the Rice Midstream Partners segment continues to grow. Included in general and administrative expense is equity compensation expense of $2.9 million and $4.5 million for the years ended December 31, 2016 and December 31, 2015, respectively.
Incentive unit expense. Incentive unit expense for the year ended December 31, 2015 of $1.0 million was allocated to the Water Assets by Rice Energy prior to their acquisition. No incentive unit expense was recorded for the year ended December 31, 2016.
Depreciation expense. Depreciation expense increased from $16.4 million for the year ended December 31, 2015 to $25.2 million for the year ended December 31, 2016, an increase of $8.8 million, or 53%. The increase year-over-year was primarily due to additional assets placed into service in 2016, including assets related to gathering, compression and water handling and treatment services, including those assets associated with the Vantage Midstream Asset Acquisition. For the year ended December 31, 2016, our gathering and water pipeline miles increased by 40% and 15%, respectively.
Interest expense. Interest expense increased from $3.2 million for the year ended December 31, 2015 to $3.9 million for the year ended December 31, 2016, an increase of $0.8 million. For the year ended December 31, 2015, we incurred interest expense of $2.4 million in connection with our revolving credit facility and the Water Assets were allocated $0.8 million of interest expense from Rice Energy. For the year ended December 31, 2016, the full amount of interest expense incurred related to borrowing with our revolving credit facility. Our average borrowing under our revolving credit facility for the years ended December 31, 2016 and 2015 was $110.0 million and $46.9 million, respectively.
Income tax (expense) benefit. The $5.8 million income tax expense for the year ended December 31, 2015 was allocated to the Water Assets prior to their acquisition. Following our IPO, we are not subject to U.S. federal income tax and certain state income taxes due to our status as a partnership.
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
Incentive unit expense. Incentive unit expense for the year ended December 31, 2014 was $13.5 million. These costs were allocated to us and to the Water Assets based on our estimate of the expense attributable to our operations. The payment obligation as it relates to the incentive units is with Rice Energy 2016 Irrevocable Trust and NGP Rice Holdings LLC (“NGP Holdings”) and will not be borne by Rice Energy or by us. Incentive unit expense for the year ended December 31, 2015 of $1.0 million was allocated to the Water Assets by Rice Energy prior to their acquisition.

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
Income tax (expense) benefit. The $12.9 million income tax benefit for the year ended December 31, 2014 was a result of the initial public offering and reorganization of Rice Energy as a corporation subject to U.S. federal income tax. The $5.8 million income tax expense for the year ended December 31, 2015 was allocated to the Water Assets prior to their acquisition. Following our IPO, we are not subject to U.S. federal income tax and certain state income taxes due to our status as a partnership.
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

The following table sets forth selected consolidated operating data for the year ended December 31, 2016 compared to the year ended December 31, 2015 and for the year ended December 31, 2015 compared to the year ended December 31, 2014:
Gathering and Compression Segment

	Year Ended December 31,			Year Ended December 31,		Change
	2016	2015	Change	2015	2014
Operating data:
Gathering volumes: (in MDth/d)
Affiliate	714	547	167	547	345	202
Third-party	269	100	169	100	33	67
Total gathering volumes	983	647	336	647	378	269

Compression volumes: (in MDth/d)
Affiliate	327	33	294	33	—	33
Third-party	245	31	214	31	—	31
Total compression volumes	572	64	508	64	—	64

Statement of operations data: (in thousands)
Gathering revenues:
Affiliate	77,625	59,734	17,891	59,734	1,863	57,871
Third-party	38,669	15,980	22,689	15,980	4,585	11,395
Total gathering revenues	116,294	75,714	40,580	75,714	6,448	69,266

Compression revenues:
Affiliate	8,722	1,445	7,277	1,445	—	1,445
Third-party	7,083	52	7,031	52	—	52
Total compression revenues	15,805	1,497	14,308	1,497	—	1,497
Total operating revenues	132,099	77,211	54,888	77,211	6,448	70,763

Operating expenses:
Operation and maintenance expense	8,000	6,006	1,994	6,006	3,956	2,050
General and administrative expense	17,301	13,886	3,415	13,886	10,598	3,288
Incentive unit expense	—	—	—	—	11,974	(11,974)
Depreciation expense	10,840	6,310	4,530	6,310	2,856	3,454
Acquisition costs	125	—	125	—	1,519	(1,519)
Amortization of intangible assets	1,634	1,632	2	1,632	1,156	476
Other expense	1,051	492	559	492	—	492
Total operating expenses	38,951	28,326	10,625	28,326	32,059	(3,733)

Operating income (loss)	$93,148	$48,885	$44,263	$48,885	$(25,611)	$74,496
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Gathering volumes. Gathering volumes increased from 647 MDth/d for the year ended December 31, 2015 to 983 MDth/d for the year ended December 31, 2016, a 52% increase. The increase in gathering volumes was primarily attributable to an increase in our existing third party contracts as well as an increase in gathering volumes associated with our gathering services agreement with Rice Energy. For the year ended December 31, 2016, Rice Energy turned to sales 51 gross (51 net) Appalachian wells, including 14 gross (14 net) producing wells as part of the Vantage Acquisition, all of which were located in acreage dedicated to us. In addition, post-acquisition revenue associated with the Vantage Midstream Entities was $8.6 million for the period from October 19, 2016 through December 31, 2016.
Compression volumes. Compression volumes increased from 64 MDth/d for the year ended December 31, 2015 to 572 MDth/d for the year ended December 31, 2016, a 794% increase. The increase in compression volumes was primarily due to the build-out of our compression assets in 2016, during which three new compressor stations were placed in service, as well as the acquisition of two compressor stations acquired in connection with the Vantage Midstream Asset Acquisition.

Operating revenues. Revenues from gathering and compression of natural gas increased from $77.2 million for the year ended December 31, 2015 to $132.1 million for the year ended December 31, 2016, an increase of $54.9 million, or 71%. The increase in operating revenues primarily relates to increased gathering and compression revenues associated with a 52% and 794% increase in period over period gathering and compression throughput, respectively.
Operation and maintenance expense. Total operation and maintenance expense increased from $6.0 million for the year ended December 31, 2015 to $8.0 million for the year ended December 31, 2016, an increase of $2.0 million, or 33%. The increase year-over-year was primarily due to an increase in contract labor expenses and subsidence repair costs.
General and administrative expense. General and administrative (before equity compensation expense) expense increased from $10.0 million for the year ended December 31, 2015 to $15.0 million for the year ended December 31, 2016, an increase of $5.0 million, or 50%. The increase year-over-year was primarily due to an increase in allocated costs associated with personnel and administrative expenses as the Rice Midstream Partners segment continues to grow. Included in general and administrative expense is equity compensation expense of $2.3 million and $3.9 million for the years ended December 31, 2016 and December 31, 2015, respectively.
Depreciation expense. Depreciation expense increased from $6.3 million for the year ended December 31, 2015 to $10.8 million for the year ended December 31, 2016, an increase of $4.5 million, or 71%. The increase year-over-year was primarily due to additional gathering and compression assets placed into service in 2016. For the year ended December 31, 2016, our gathering pipeline miles increased 40%.
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
Incentive unit expense. Incentive unit expense for the year ended December 31, 2014 was $12.0 million. This expense was triggered by Rice Energy’s initial public offering in January 2014. These costs have been allocated to the gathering and compression segment based on our estimate of the expense attributable to our operations. The payment obligation as it relates to the incentive units is with Rice Energy 2016 Irrevocable Trust and NGP Holdings and will not be borne by Rice Energy or by us.
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

Water Services Segment

	Year Ended December 31,			Year Ended December 31,		Change
	2016	2015	Change	2015	2014
Water services volumes: (in MMgal)
Affiliate	1,121	600	521	600	—	600
Third-party	132	177	(45)	177	—	177
Total water services volumes	1,253	777	476	777	—	777

Operating revenues:
Affiliate	$65,913	$32,488	$33,425	$32,488	$—	$32,488
Third-party	3,611	4,760	(1,149)	4,760	—	4,760
Total operating revenues	69,524	37,248	32,276	37,248	—	37,248

Operating expenses:
Operation and maintenance expense	$16,608	$8,904	$7,704	$8,904	$817	$8,087
General and administrative expense	4,312	4,009	303	4,009	1,324	2,685
Incentive unit expense	—	1,044	(1,044)	1,044	1,506	(462)
Depreciation expense	14,330	10,089	4,241	10,089	1,309	8,780
Other expense	480	51	429	51	—	51
Total operating expenses	35,730	24,097	11,633	24,097	4,956	19,141

Operating income (loss)	$33,794	$13,151	$20,643	$13,151	$(4,956)	$18,107
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Water services volumes. Water services volumes increased from 777 MMgal to 1,253 MMgal. The increase of 476 MMgal, or 61%, was associated with increased well completions services related to fresh water distribution to wells completed by Rice Energy.
Operating revenues. Operating revenues increased from $37.2 million for the year ended December 31, 2015 to $69.5 million for the year ended December 31, 2016. The $32.3 million increase in operating revenues year-over-year primarily relates a 61% increase in water service volumes associated with our water service agreements with Rice Energy and third parties.
Operation and maintenance expense. Total operation and maintenance expense increased from $8.9 million for the year ended December 31, 2015 to $16.6 million for the year ended December 31, 2016, an increase of $7.7 million. The increase was primarily due to on and off pad water transfer costs and water procurement, in addition to increased expenses following the Vantage Midstream Asset Acquisition primarily associated with water transfer costs and pipeline maintenance costs.
Incentive unit expense. Incentive unit expense for the year ended December 31, 2015 was $1.0 million. These costs were allocated to the water services segment by Rice Energy prior to the acquisition of the Water Assets. No incentive unit expense was incurred for the year ended December 31, 2016.
Depreciation expense. Depreciation expense increased from $10.1 million for the year ended December 31, 2015 to $14.3 million for the year ended December 31, 2016, an increase of $4.2 million, or 42%. The increase year-over-year was primarily due to additional water handling and treatment assets placed into service in 2016. For the year ended December 31, 2016, our water pipeline miles increased 15%.

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
Incentive unit expense. Incentive unit expense for the year ended December 31, 2014 was $1.5 million. This expense was triggered by Rice Energy’s initial public offering in January 2014. These costs have been allocated to the water services segment based on Rice Energy’s estimate of the expense attributable to their operations. The payment obligation as it relates to the incentive units is with Rice Energy 2016 Irrevocable Trust and NGP Holdings and will not be borne by Rice Energy or by us. Incentive unit expense for the year ended December 31, 2015 of $1.0 million was allocated to the water services segment by Rice Energy prior to the acquisition of the Water Assets.
Depreciation expense. Depreciation expense increased from $1.3 million for the year ended December 31, 2014 to $10.1 million for the year ended December 31, 2015, an increase of $8.8 million. The increase year-over-year was primarily due to additional assets placed into service in 2015.
Capital Resources and Liquidity
Sources and Uses of Cash
Prior to our IPO, our sources of liquidity included funding from Rice Energy and cash generated from operations, and we participated in Rice Energy’s centralized cash management program, whereby excess cash from most of its subsidiaries was maintained in a centralized account. Following the closing of our IPO, our sources of liquidity have included cash generated from operations, cash on hand, borrowings under our revolving credit facility, and issuances of additional RMP common units. We maintain our own bank accounts and sources of liquidity and utilize Rice Energy’s cash management system and expertise.
On June 13, 2016, we completed an underwritten public offering of an aggregate of 9,200,000 common units representing limited partner interests in us at a price to the public of $18.50 per unit (the “June 2016 Offering”), which included 1,200,000 common units sold pursuant to the exercise of the underwriters’ option to purchase additional units. After deducting underwriting discounts and commissions of approximately $6.0 million and transaction costs, the Partnership received net proceeds of approximately $164.1 million. We used a portion of the net proceeds to repay outstanding debt and the remainder for general partnership purposes, including acquisitions and capital expenditures.
During the second quarter of 2016, we entered into the ATM program, pursuant to which we may sell from time to time through a group of managers, acting as our sales agents, our common units having an aggregate offering price of up to $100.0 million. As of December 31, 2016, we had issued and sold 944,700 common units at an average price per unit of $17.21 through the ATM program. We used the net proceeds of $15.8 million for general partnership purposes, including repayment of outstanding debt, acquisitions and capital expenditures.
On October 7, 2016, we issued 20,930,233 common units representing limited partner interests in us in a private placement (the “2016 Private Placement”) for gross proceeds of approximately $450.0 million, or $21.50 per unit. After deducting underwriting discounts and commissions of $9.4 million, the Partnership received net proceeds of $441.0 million. We used the proceeds of the 2016 Private Placement to fund a portion of the Vantage Midstream Asset Acquisition.
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
The Board of Directors of our general partner declared the following cash distributions to our unitholders for the periods presented.

Quarters Ended	Total Quarterly Distribution per Unit	Date of Distribution
December 31, 2015	$0.1965	February 11, 2016
March 31, 2016	0.2100	May 12, 2016
June 30, 2016	0.2235	August 11, 2016
September 30, 2016	0.2370	November 10, 2016
December 31, 2016	0.2505	February 16, 2017
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
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $154.1 million and $70.0 million for the years ended December 31, 2016 and 2015, respectively, and net cash used in operating activities was $25.0 million for the year ended December 31, 2014 The increase in cash flow from operations from 2015 to 2016 was primarily the result of increased throughput volumes and cash flow generated from our gathering, compression and water service contracts with Rice Energy and third parties.
Cash Flow Used in Investing Activities
Prior to our IPO, our gathering and compression capital expenditures were funded by Rice Energy, and prior to the acquisition of the Water Assets, capital expenditures associated with the Water Assets were funded by Rice Energy.
During the year ended December 31, 2016, we used cash flows in investing activities totaling $721.1 million primarily to fund the Vantage Midstream Asset Acquisition and capital expenditures for the development of our gathering, and compression systems and water systems. During the year ended December 31, 2015, we used cash flows in investing activities totaling $380.0 million to fund capital expenditures for the development of our gathering systems and acquisition of the Water Assets. During the year ended December 31, 2014, we used cash flows in investing activities totaling $336.3 million primarily to fund the Momentum Acquisition and capital expenditures for our gathering, compression and water systems.
Capital expenditures for the gathering and compression segment were $113.0 million, $149.7 million and $138.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease year-over-year from 2015 to 2016 was attributable to a greater focus on capital expenditures for compression stations and well pad connects rather than the build out of our trunk lines. The increase year-over-year from 2014 to 2015 was primarily attributable to the continued build-out of our compression and gathering systems.
Capital expenditures for the water services segment were $8.1 million, $98.8 million and $31.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease year-over-year from 2015 to 2016 was primarily the result of the substantial majority of our current water service assets being built in the prior year. The increase year-over-year from 2014 to 2015 was primarily attributable to the continued build-out of our water services assets.
Cash Flow Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2016 of $581.2 million was primarily comprised of proceeds from the 2016 Private Placement, the June 2016 Public Offering and net proceeds from borrowings under our revolving credit facility. Net cash provided by financing activities for the year ended December 31, 2015 of $290.7 million was primarily the result of net proceeds from common unit issuances, net borrowings under our revolving credit facility and contributions from Rice Energy related to the Water Assets prior to their acquisition, which was offset by the excess of purchase price of the Water Assets from Rice Energy and distributions to our limited partners. Net cash provided by financing activities for the years ended December 31, 2014 of $388.0 million was the result our IPO and contributions from Rice Energy, offset by the distribution to Rice Energy in connection with our IPO. Prior to our IPO and our acquisition of the Water Assets, certain advances from affiliates were viewed as financing transactions as we would have otherwise obtained alternative financing to fund these transactions.
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

For the year ending December 31, 2017, we plan to invest $315.0 million, of which $297.0 million represent estimated expansion capital expenditures and $18.0 million represent estimated maintenance capital expenditures. Estimated maintenance capital expenditures for the year ending December 31, 2017 reflect management’s judgment of the amount of capital that will be needed annually to maintain, over the long term, the operating capacity and operating income of our assets. The types of maintenance capital expenditures that we expect to incur include expenditures to connect additional wells to maintain current volumes and expenditures to replace system components and equipment that have suffered significant wear and tear or become obsolete. Our natural gas gathering and water distribution systems have been recently constructed, and as a result we anticipate that they will require minimal levels of capital expenditure to repair wear and tear and sustain their current level of operation. The expansion capital expenditures estimated to be spent during the year ending December 31, 2017 are related to projects that will increase our long-term operating capacity and operating income and position us to capitalize on the growth opportunities we anticipate impacting our dedicated areas in the near-term.
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
Debt Agreements and Contractual Obligations
Revolving Credit Facility
On December 22, 2014, Rice Midstream OpCo LLC (“Rice Midstream OpCo”) entered into a revolving credit agreement (as amended, the “revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders. Our revolving credit facility provides for lender commitments of $450.0 million, with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The credit facility provides for a letter of credit sublimit of $50.0 million. In connection with our completion of the Vantage Midstream Asset Acquisition, on October 19, 2016, Rice Midstream OpCo entered into a second amendment (the “Second Amendment”) to its credit agreement to, among other things, (i) permit the completion of the Vantage Midstream Asset Acquisition, (ii) increase the ability to borrow under the facility from $450.0 million to $850.0 million, without exercise of any portion of the $200.0 million accordion feature, and (iii) adjust the interest rate payable on amounts borrowed thereunder (as described below).
As of December 31, 2016, Rice Midstream OpCo had $190.0 million of borrowings outstanding and no letters of credit under this facility. The average daily outstanding balance of the credit facility was approximately $110.0 million and interest was incurred on the facility at a weighted average annual interest rate of 4.7% during 2016. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. We are a guarantor of the obligations under the revolving credit facility, which matures on December 22, 2019.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Following the effectiveness of the Second Amendment, Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect, and base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect. The carrying amount of the revolving credit facility is comprised of borrowings for which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value as of December 31, 2016 and represents a Level 2 measurement. Following the effectiveness of the Second Amendment, Rice Midstream OpCo also pays a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
Our revolving credit facility is secured by mortgages and other security interests on substantially all of our properties and guarantees from us and our restricted subsidiaries. Our revolving credit facility limits our ability to, among other things, incur or guarantee additional debt; redeem or repurchase units or make distributions under certain circumstances; make certain investments and acquisitions; incur certain liens or permit them to exist; enter into certain types of transactions with affiliates; merge or consolidate with another company; and transfer, sell or otherwise dispose of assets.
As of December 31, 2016, our revolving credit facility also requires us to maintain the following financial ratios:

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

•	if we elect to issue senior unsecured notes, a consolidated senior secured leverage ratio, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.50 to 1.0.
We were in compliance with such covenants and ratios effective as of December 31, 2016.
Contractual Obligations. A summary of our contractual obligations as of December 31, 2016 is provided in the following table.

	Payments due by period For the Year Ending December 31,
(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Revolving credit facility	$—	$—	$190,000	$—	$—	$—	$190,000
Water infrastructure	—	—	—	—	—	29,215	29,215
Asset retirement obligations	656	—	—	—	—	12,466	13,122
Operating lease obligations	1,450	1,164	1,164	606	323	323	5,030
Total	$2,106	$1,164	$191,164	$606	$323	$42,004	$237,367
Interest paid in cash for the years ended December 31, 2016, 2015 and 2014 was $2.7 million, $3.1 million and $0.0 million, respectively.

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
Property and Equipment
Property and equipment primarily consists of gathering and compression assets and water pipelines and impoundment facilities and is stated at the lower of historical cost less accumulated depreciation, or fair value, if impaired. We capitalize construction-related direct labor and material costs. Maintenance and repair costs are expensed as incurred.
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
General and Administrative Costs
For periods prior to our IPO, general and administrative costs were allocated to our Predecessor based on the nature of the expenses and were allocated based on our estimate of the expense attributable to our operations. These allocations were based on estimates and assumptions that management believes are reasonable. Upon completion of our IPO, we entered into an omnibus agreement with Rice Energy, our general partner, Rice Poseidon and Rice Midstream Holdings. Pursuant to the Omnibus Agreement, Rice Energy performs centralized corporate and general and administrative services for us, such as financial and administrative, information technology, legal, health, safety and environmental, human resources, procurement, engineering, business development, investor relations, insurance and tax. In exchange, we reimburse Rice Energy for the expenses incurred in providing these services.
Goodwill
Goodwill is the cost of an acquisition less the fair value of the identifiable net assets of the acquired business. We evaluate goodwill for impairment at least annually during the fourth quarter, or whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis.
In 2014, $39.1 million of goodwill was allocated to the Gathering and Compression segment as a result of the acquisition of the remaining 50% interest in Alpha Holdings in its Marcellus joint venture. On October 19, 2016, we acquired from Rice Energy all of the outstanding membership interests in the Vantage Midstream Entities. As a result of the acquisition of the Vantage Midstream Entities from Rice Energy, and based on the purchase price allocation performed by Rice Energy as part of the Vantage Acquisition, we allocated $455.4 million of goodwill to the Gathering and Compression segment. Please see “Item 8. Financial Statements—Notes to Consolidated Financial Statements—2. Acquisitions” for further detail regarding the Vantage Midstream Asset Acquisition.
We may first consider qualitative factors to assess whether there are indicators that it is more likely than not that the fair value of a reporting unit may not exceed its carrying amount. To the extent that such indicators exist, we would complete the two-step goodwill impairment test. We may also perform the two-step goodwill impairment test at our discretion without performing the qualitative assessment. The first step compares the fair value of a reporting unit to its carrying value. If the carrying amount of a reporting unit exceeds its fair value, the second step is required which compares the implied fair value of the goodwill of a reporting unit to its carrying value. If the carrying value of the goodwill of a reporting unit exceeds its implied fair value, the difference is recognized as an impairment charge. We use a combination of the income and market approach to estimate the fair value of a reporting unit. The fair value estimation process requires considerable judgment and determining the fair value is sensitive to changes in assumptions impacting management’s estimates of future financial results. Although we believe the estimates and assumptions used in estimating the fair value are reasonable and appropriate, different assumptions and estimates could materially impact the calculated fair value. Additionally, future results could differ from our current estimates and assumptions.
Our fourth quarter 2016 annual test included the assessment of factors to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying value. The qualitative assessment encompassed a review of events and circumstances specific to the reporting unit with goodwill as well as circumstances specific to the entity as a whole. Our qualitative assessment considered among other things, factors such as macroeconomic conditions, industry and market considerations, including changes in our common unit price and market multiples, projected financial performance, cost factors, changes in carrying values and other relevant factors. In considering the totality of the qualitative factors assessed, based on the weight of evidence, circumstances did not exist that would indicate it was more likely than not that goodwill was impaired. Accordingly, we did not perform a two-step quantitative analysis.
No impairment was recorded for the years presented herein.
Business Combinations
In accordance with accounting guidance for business combinations between entities under common control, we record assets and liabilities of the acquired entity at their carrying amounts on the date of acquisition and the difference between the carrying amount and the consideration paid in equity as a capital transaction. Additionally, the financial statements are retrospectively recast for all periods presented as if the assets and liabilities were owned for all periods presented where operated under common control. Following the acquisition of the Water Assets on November 4, 2015, our financial statements have been retrospectively recast to reflect the acquisition of the Water Assets. On October 19, 2016, we acquired the Vantage Midstream Entities from Rice Energy. The transaction was accounted for as a combination of entities under common control. As the Vantage Midstream Asset Acquisition occurred concurrently with the Vantage Acquisition, no predecessor period existed which would warrant retrospective recast of our financial statements. Please see “Item 8. Financial Statements—Notes to Consolidated Financial Statements—2. Acquisitions” for further detail regarding the Vantage Midstream Asset Acquisition.
New Accounting Pronouncements
Please see “Item 8. Financial Statements—Notes to Consolidated Financial Statements—1. Summary of Significant Accounting Policies and Related Matters” for further detail regarding new accounting pronouncements.
Off-Balance Sheet Arrangements
Currently, we do not have any off-balance sheet arrangements as defined by the SEC. In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our consolidated financial statements in accordance with GAAP. Please see “Item 8. Financial Statements—Notes to Consolidated Financial Statements—4. Commitments and Contingencies” for a description of our commitments and contingencies.

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
Interest Rate Risk
As of December 31, 2016, Rice Midstream OpCo had $190.0 million borrowings and no letters of credit outstanding under the revolving credit facility. Under the revolving credit facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect.
Our primary interest rate risk exposure results from our revolving credit facility, which has a floating interest rate. The average annual interest rate incurred on our revolving credit facility during the year ended December 31, 2016 was approximately 4.7%. A 1.0% increase in each of the applicable average interest rates during the year ended December 31, 2016 would have resulted in a $1.1 million estimated increase in interest expense for that period.
As of December 31, 2016, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
Credit Risk
We are dependent on Rice Energy as our most significant customer, and we expect to derive a substantial majority of our revenues from Rice Energy for the foreseeable future. As a result, any event, whether in our dedicated areas or otherwise, that adversely affects Rice Energy’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution.
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
Additionally, for the year ended December 31, 2016, a single third-party customer represented approximately 33% of gathering revenues. We manage credit risk of sales to third parties by limiting dealings to those third parties meeting specified criteria for credit and liquidity strength and by actively monitoring these accounts. We may request a letter of credit, guarantee, performance bond or other credit enhancement from a third-party in order for that third-party to meet our credit criteria. We did not experience any significant defaults on accounts receivable for the years ended December 31, 2016, 2015 and 2014.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors of Rice Midstream Management LLC and Unitholders of
Rice Midstream Partners LP

We have audited the accompanying consolidated balance sheets of Rice Midstream Partners LP as of December 31, 2016 and 2015, and the related consolidated statements of operations, cash flows and partners’ capital for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rice Midstream Partners LP at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rice Midstream Partners LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our reported dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors of Rice Midstream Management LLC and Unitholders of
Rice Midstream Partners LP

We have audited Rice Midstream Partners LP’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Rice Midstream Partners LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Vantage Midstream Asset Acquisition, which are included in the 2016 consolidated financial statements of Rice Midstream Partners LP and constituted approximately 44% and 51% of total and net assets, respectively, as of December 31, 2016 and approximately 4% and 4% of operating revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Rice Midstream Partners LP also did not include an evaluation of the internal control over financial reporting of the entities acquired in the Vantage Midstream Asset Acquisition.

In our opinion, Rice Midstream Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rice Midstream Partners LP as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2016 of Rice Midstream Partners LP and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
March 1, 2017

Rice Midstream Partners LP
Consolidated Balance Sheets

	December 31,
(in thousands)	2016	2015
Assets
Current assets:
Cash	$21,834	$7,597
Accounts receivable	8,758	9,926
Accounts receivable - affiliate	11,838	6,438
Prepaid expenses, deposits and other	64	192
Total current assets	42,494	24,153

Property and equipment, net	805,027	578,026
Deferred financing costs, net	12,591	2,310
Goodwill	494,580	39,142
Intangible assets, net	44,525	46,159
Total assets	$1,399,217	$689,790

Liabilities and partners’ capital
Current liabilities:
Accounts payable	4,172	13,484
Accrued capital expenditures	9,074	15,277
Other accrued liabilities	8,376	3,067
Total current liabilities	21,622	31,828

Long-term liabilities:
Long-term debt	190,000	143,000
Other long-term liabilities	5,189	3,128
Total liabilities	216,811	177,956

Partners’ capital:
Parent net equity	—	—
Common units (73,519,133 and 42,163,749 issued and outstanding at December 31, 2016 and 2015, respectively)	1,276,036	624,557
Subordinated units (28,753,623 issued and outstanding at December 31, 2016 and 2015)	(93,630)	(112,723)
Total partners’ capital	1,182,406	511,834
Total liabilities and partners’ capital	$1,399,217	$689,790
The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Midstream Partners LP
Consolidated Statements of Operations (1)

	Year Ended December 31,
(in thousands, except unit data)	2016	2015	2014
Operating revenues:
Affiliate	$152,260	$93,668	$1,863
Third-party	49,363	20,791	4,585
Total operating revenues	201,623	114,459	6,448

Operating expenses:
Operation and maintenance expense	24,608	14,910	4,773
General and administrative expense (2)	21,613	17,895	11,922
Incentive unit expense (3)	—	1,044	13,480
Depreciation expense	25,170	16,399	4,165
Acquisition costs	125	—	1,519
Amortization of intangible assets	1,634	1,632	1,156
Other expense	1,531	543	—
Total operating expenses	74,681	52,423	37,015

Operating income (loss)	126,942	62,036	(30,567)
Other income (expense)	78	11	(110)
Interest expense (4)	(3,931)	(3,164)	(13,571)
Amortization of deferred finance costs	(1,479)	(576)	—
Income (loss) before income taxes	121,610	58,307	(44,248)
Income tax (expense) benefit	—	(5,812)	12,920
Net income (loss)	$121,610	$52,495	$(31,328)

Calculation of limited partner interest in net income:
Net income (loss)	$121,610	$52,495	$(31,328)
Less: Pre-IPO net loss allocated to parent	—	—	$(27,787)
Less: Pre-acquisition net income (loss) allocated to general partner	—	7,296	(4,703)
Less: General partner interest in net income attributable to incentive distribution rights	1,428	—	—
Limited partner net income	$120,182	$45,199	$1,162

Net income per limited partner unit (basic and diluted)(5):
Common units (basic)	$1.46	$0.76	$0.02
Common units (diluted)	$1.45	$0.76	$0.02
Subordinated units	$1.50	$0.76	$0.02

(1)	Financial statements for 2014 have been retrospectively recast to reflect the acquisition of the Water Assets.

(2)
General and administrative expenses include charges from Rice Energy of $16.6 million, $11.9 million and $10.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, equity compensation expense of $2.9 million, $4.5 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, are included in general and administrative expenses.

(3)	Incentive unit expense for the years ended December 2015 and 2014 was allocated from Rice Energy.

(4)	Interest expense includes charges from Rice Energy of $0.8 million and $13.5 million for the years ended December 31, 2015 and 2014, respectively.

(5)
Net income per limited partner unit is presented only for the period subsequent to the Partnership’s initial public offering and does not include results attributable to the Water Assets prior to their acquisition as these results are not attributable to limited partners of the Partnership.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Midstream Partners LP
Consolidated Statements of Cash Flows (1)

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$121,610	$52,495	$(31,328)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	25,170	16,399	4,165
Amortization of intangibles	1,634	1,632	1,156
Amortization of deferred finance costs	1,479	576	—
Incentive unit expense	—	1,044	13,480
Equity compensation expense	2,854	4,501	816
Deferred income tax expense (benefit)	—	1,388	(12,920)
Changes in operating assets and liabilities:
Accounts receivable	(4,232)	(14,174)	(2,106)
Prepaid expenses and other	37	2	(233)
Accounts payable	373	(478)	(566)
Accrued liabilities	5,192	6,621	2,515
Net cash provided by (used in) operating activities	154,117	70,006	(25,021)

Cash flows from investing activities:
Capital expenditures	(121,087)	(248,463)	(169,826)
Acquisition of Water Assets from Rice Energy	—	(131,528)	—
Acquisition of Marcellus joint venture assets	—	—	(55,000)
Acquisition of Momentum assets	—	—	(111,447)
Acquisition of Vantage Midstream Assets from Rice Energy	(600,000)	—	—
Net cash used in investing activities	(721,087)	(379,991)	(336,273)

Cash flows from financing activities:
Purchase price in excess of net assets from Rice Energy	—	(68,470)	—
Proceeds from borrowings	233,000	313,000	—
Repayments of borrowings	(186,000)	(170,000)	—
Costs related to initial public offering	—	(129)	(2,396)
Common units issuance, net of offering costs	620,330	171,902	444,134
Additions to deferred financing costs	(11,801)	3	(2,874)
Contributions from parent, net	39	78,480	363,549
Distributions paid to Rice Energy	(25,473)	(17,021)	(414,433)
Distributions paid to common unitholders	(46,239)	(17,017)	—
Employee tax withholding for settlement of common unit award vestings	(2,649)	—	—
Net cash provided by financing activities	581,207	290,748	387,980

Net increase (decrease) in cash	14,237	(19,237)	26,686
Cash at the beginning of the year	7,597	26,834	148
Cash at the end of the year	$21,834	$7,597	$26,834

(1) Financial statements for 2014 have been retrospectively recast to reflect the acquisition of the Water Assets.

Rice Midstream Partners LP
Consolidated Statements of Cash Flows - (Continued)

	Year Ended December 31,
(in thousands)	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	2,652	3,146	—
Capital expenditures financed by accounts payable	2,239	—	—
Noncash elimination of deferred tax liabilities (assets)	—	7,715	(6,382)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Midstream Partners LP
Consolidated Statements of Partners’ Capital (1)

		Limited Partners
(in thousands)	Parent Net Equity	Common	Subordinated	Total
Balance, January 1, 2014	$66,622	$—	$—	$66,622
Contributions from parent, net	363,549	—	—	363,549
Tax impact of parent initial public offering	(4,118)	—	—	(4,118)
Incentive compensation expense	13,480	—	—	13,480
Stock compensation expense	678	—	—	678
Elimination of current and deferred tax assets	(6,382)	—	—	(6,382)
Net loss attributable to parent	(27,787)	—	—	(27,787)
Contribution of net assets to Rice Midstream Partners LP	(364,745)	46	364,699	—
Issuance of common units to public, net of offering costs	—	441,738	—	441,738
Distribution of proceeds	—	(52)	(414,381)	(414,433)
Equity compensation	—	138	—	138
Pre-acquisition net loss attributable to the general partner	(4,703)	—	—	(4,703)
Limited partner net income	—	581	581	1,162
Balance, December 31, 2014	$36,594	$442,451	$(49,101)	$429,944
Contribution from parent, net	78,480	—	—	78,480
Incentive compensation expense	1,044	—	—	1,044
Equity compensation expense	399	4,020	—	4,419
Offering costs related to the IPO	—	(129)	—	(129)
Distributions to unitholders	—	(17,019)	(17,019)	(34,038)
Issuance of common units, net of offering costs	—	171,902	—	171,902
Elimination of current and deferred tax liabilities	7,715	—	—	7,715
Pre-acquisition net income allocated to general partner	7,296	—	—	7,296
Water Assets from Rice Energy	(131,528)	—	—	(131,528)
Purchase price in excess of net assets from Rice Energy	—	(8)	(68,462)	(68,470)
Net income	—	23,340	21,859	45,199
Balance, December 31 2015	$—	$624,557	$(112,723)	$511,834
Contributions from parent, net	—	—	39	39
Equity compensation expense	—	306	—	306
Distributions to unitholders	—	(46,243)	(25,470)	(71,713)
Issuance of common units to public, net of offering costs	—	620,330	—	620,330
Net income	—	77,086	44,524	121,610
Balance, December 31, 2016	$—	$1,276,036	$(93,630)	$1,182,406

(1)	Financial statements for 2014 have been retrospectively recast to reflect the acquisition of the Water Assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Midstream Partners LP
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies and Related Matters
Organization, Operations and Principals of Consolidation/Combination
Rice Midstream Partners LP (“Rice Midstream Partners” or the “Partnership”), which closed its initial public offering (“IPO”) on December 22, 2014, is a growth-oriented Delaware limited partnership formed by Rice Energy Inc. (“Rice Energy”) in August 2014. Prior to December 22, 2014, the natural gas gathering, compression and water distribution assets of Rice Poseidon Midstream LLC (“Rice Poseidon”), together with the natural gas gathering and water distribution assets (the “Alpha Assets”) of Alpha Shale Resources, LP (“Alpha Shale”) constitute the predecessor to Rice Midstream Partners for accounting purposes (the “Predecessor”). References in these consolidated financial statements to the Partnership, when used for periods prior to its IPO, refer to the Predecessor. References in these consolidated financial statements, when used for periods beginning at or following the IPO, refer collectively to the Partnership and its consolidated subsidiaries. Additionally, as discussed below, the Partnership’s consolidated financial statements have been retrospectively recast for the year ended December 31, 2014 to include the historical results of the Water Assets (defined below), as the transaction was accounted for as a combination of entities under common control. References in these consolidated financial statements to “Rice Energy” refer collectively to Rice Energy Inc. and its consolidated subsidiaries, other than our Predecessor.
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
As it relates to the Predecessor, when discussing periods:

•	prior to January 29, 2014, refers to the natural gas gathering, compression and water distribution assets and operations of Rice Poseidon;

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
On February 17, 2016, Rice Energy, Rice Midstream Holdings and Rice Midstream GP Holdings LP (“GP Holdings”), entered into a securities purchase agreement with EIG Energy Fund XVI, L.P., EIG Energy Fund XVI-E, L.P., and EIG Holdings (RICE) Partners, LP (collectively, the “Purchasers”) pursuant to which, among other things, GP Holdings agreed to sell common units representing an 8.25% limited partner interest in GP Holdings to the Purchasers (the “Midstream Holdings Investment”). The transaction closed on February 22, 2016 and had no direct impact on the Partnership’s condensed consolidated financial statements. Prior to the closing of the transaction, Rice Midstream Holdings assigned all of its equity interests in the Partnership, consisting of 3,623 common units, 28,753,623 subordinated units and all of its incentive distribution rights in the Partnership, to GP Holdings.
On September 26, 2016, the Partnership entered into a Purchase and Sale Agreement, as amended (the “Midstream Purchase Agreement”), by and between the Partnership and Rice Energy relating to its acquisition from Rice Energy of the entities owning the midstream assets (the “Vantage Midstream Asset Acquisition”) associated with Rice Energy’s acquisition of Vantage Energy, LLC and Vantage Energy II, LLC (collectively, “Vantage”) and their subsidiaries (the “Vantage Acquisition”). Pursuant to the terms of the Midstream Purchase Agreement, and following the close of the Vantage Acquisition, on October 19, 2016, the Partnership acquired from Rice Energy all of the outstanding membership interests of Vantage Energy II Access, LLC and Vista Gathering, LLC (collectively, the “Vantage Midstream Entities”). The Partnership’s acquisition of the Vantage Midstream Entities from Rice Energy is accounted for as a combination of entities under common control at historical cost. As the Vantage Midstream Asset Acquisition occurred concurrently with the Vantage Acquisition, no predecessor period existed, which would warrant retrospective recast of our financial statements. Therefore, no statements were required to be recast. Please see Note—2 for further detail regarding the Vantage Midstream Asset Acquisition.
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

Gathering and compression segment. The Partnership’s gas gathering assets consist of a high-pressure dry gas gathering systems and associated compression in Washington and Greene Counties, Pennsylvania. The Partnership provides gas gathering and compression services under long-term, fixed-fee contracts to Rice Energy and third parties.
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
Risks and Uncertainties
The Partnership relies on revenues generated from its gathering, compression and water distribution systems, all of which are located in three counties within the Appalachian Basin. As a result of this concentration, the Partnership may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area. Additionally, the Partnership is substantially dependent on Rice Energy as its most significant current customer, as Rice Energy represented approximately 67% of the Partnership’s gathering revenues and 95% of the Partnership’s water revenues for the year ended December 31, 2016, and the Partnership expects to derive a substantial majority of its revenues from Rice Energy for the foreseeable future. As a result, any event, whether in the Partnership’s dedicated areas or otherwise, that adversely affects Rice Energy’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect its revenues and cash available for distribution.
Additionally, for the year ended December 31, 2016, a single third-party customer represented approximately 33% of gathering revenues. The Partnership manages credit risk of sales to third parties by limiting dealings to those third parties meeting specified criteria for credit and liquidity strength and by actively monitoring these accounts. The Partnership may request a letter of credit, guarantee, performance bond or other credit enhancement from a third-party in order for that third-party to meet the Partnership’s credit criteria. The Partnership did not experience any significant defaults on accounts receivable for the years ended December 31, 2016, 2015 and 2014.
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
Cash
The Partnership maintains cash at financial institutions which may at times exceed federally insured amounts and which may at times exceed consolidated balance sheet amounts due to outstanding checks. The Partnership has no accounts that are considered cash equivalents.

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
Asset Retirement Obligations
The Partnership operates and maintains its gathering systems and it intends to do so as long as supply and demand for natural gas exists, which the Partnership expects for the foreseeable future. Therefore, no asset retirement obligation has been recorded for its gathering and compression systems as the Partnership believes that these assets have indeterminate useful lives. The asset retirement obligations recorded in the consolidated balance sheets at December 31, 2016 and 2015 were related to our water services assets. The Partnership records a liability for such asset retirement obligations and capitalizes a corresponding amount for asset retirement costs. The liability is estimated using the present value of expected future cash flows, adjusted for inflation and discounted at the Partnership’s credit adjusted risk-free rate. The current portion of asset retirement obligations are recorded in other accrued liabilities and the long term portion of asset retirement obligations are recorded in other long-term liabilities on the consolidated balance sheets.
A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for the years ended December 31, 2016 and 2015 is as follows:

(in thousands)
Balance at December 31, 2014	$1,900
Liabilities incurred	1,479
Liabilities settled	(1,129)
Accretion expense	172
Revisions in estimated cash flows	626
Balance at December 31, 2015	$3,048
Liabilities incurred	46
Liabilities assumed in Vantage Midstream Asset Acquisition	2,452
Liabilities settled	(46)
Accretion expense	290
Balance at December 31, 2016	$5,790
Interest
The Partnership capitalizes interest on expenditures for significant capital projects while activities are in progress to bring the assets to their intended use. Upon completion of construction of the asset, the associated capitalized interest costs are included within the Partnership’s asset base and depreciated accordingly. The following table summarizes the components of the Partnership’s interest incurred for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Interest incurred:
Interest expensed	$3,931	$3,164	$13,571
Interest capitalized	175	222	402
Total incurred	$4,106	$3,386	$13,973

Property and Equipment
Property and equipment is recorded at cost and is being depreciated over estimated useful lives on a straight-line basis. Gathering pipelines and compressor stations are depreciated over a useful life of 60 years. Water pipelines, pumping stations and impoundment facilities are depreciated over a useful life of 10 to 15 years. The following table provides detail of property and equipment presented in the consolidated balance sheets at December 31, 2016 and 2015.

	Years Ended December 31,
(in thousands)	2016	2015
Natural gas gathering assets	$675,830	$453,537
Natural gas gathering assets in progress	3,780	540
Accumulated depreciation	(21,615)	(10,725)
Natural gas gathering assets, net	657,995	443,352
Water service assets	165,482	144,686
Water service assets in progress	4,060	1,324
Accumulated depreciation	(24,981)	(12,014)
Water service assets, net	144,561	133,996
Other property and equipment, net	2,471	678
Property and equipment, net	$805,027	$578,026
Impairment of Long-Lived Assets
The Partnership evaluates its long-lived assets for impairment when events and circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows for other assets and liabilities. Impairment exists when the carrying amount of an asset exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the long-lived asset is not recoverable, based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying amount over its estimated fair value, such that the asset’s carrying amount is adjusted to its estimated fair value with an offsetting charge to impairment expense.
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
Goodwill and Intangible Assets
Goodwill is the cost of an acquisition less the fair value of the identifiable net assets of the acquired business. The Partnership evaluates goodwill for impairment at least annually during the fourth quarter, or whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis.
In 2014, $39.1 million of goodwill was allocated to the Gathering and Compression segment as a result of the acquisition of the remaining 50% interest in Alpha Holdings in its Marcellus joint venture. On October 19, 2016, the Partnership acquired from Rice Energy all of the outstanding membership interests in the Vantage Midstream Entities. As a result of the acquisition of the Vantage Midstream Entities from Rice Energy, and based on the purchase price allocation preliminarily performed by Rice Energy, the Partnership ascribed $455.4 million of goodwill to the Gathering and Compression segment. See Note 2 for further information regarding the Vantage Midstream Asset Acquisition.

The Partnership may first consider qualitative factors to assess whether there are indicators that it is more likely than not that the fair value of a reporting unit may not exceed its carrying amount. To the extent that such indicators exist, the Partnership would complete the two-step goodwill impairment test. The Partnership may also perform the two-step goodwill impairment test at its discretion without performing the qualitative assessment. The first step compares the fair value of a reporting unit to its carrying value. If the carrying amount of a reporting unit exceeds its fair value, the second step is required which compares the implied fair value of the goodwill of a reporting unit to its carrying value. If the carrying value of the goodwill of a reporting unit exceeds its implied fair value, the difference is recognized as an impairment charge. As deemed necessary, the Partnership uses a combination of the income and market approach to estimate the fair value of a reporting unit. The fair value estimation process requires considerable judgment and determining the fair value is sensitive to changes in assumptions impacting management’s estimates of future financial results. Although the Partnership believes the estimates and assumptions used in estimating the fair value are reasonable and appropriate, different assumptions and estimates could materially impact the calculated fair value. Additionally, future results could differ from our current estimates and assumptions.
The Partnership’s fourth quarter 2016 annual test included the assessment of qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying value. The qualitative assessment encompassed a review of events and circumstances specific to the reporting unit with goodwill as well as circumstances specific to the entity as a whole. The Partnership’s qualitative assessment considered among other things, factors such as macroeconomic conditions, industry and market considerations, including changes in the Partnership’s common unit price and market multiples, projected financial performance, cost factors, changes in carrying values and other relevant factors. In considering the totality of the qualitative factors assessed, based on the weight of evidence, circumstances did not exist that would indicate it was more likely than not that goodwill was impaired. Accordingly, the Partnership did not perform a two-step quantitative analysis in 2016.
No impairment was recorded for the years presented herein.
Intangible assets are comprised of customer contracts acquired in the Momentum Acquisition based upon the estimated fair value of the assets at the acquisition date. The customer contracts acquired had initial contract terms of 10 years with five and one-year renewal options. Based upon management’s understanding of the life of the underlying reserves and the geographically advantaged location of the acquired midstream assets, it has been determined that the customer contracts will have a useful life of 30 years. The assets are being amortized using a straight-line method and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $1.6 million, $1.6 million and $1.2 million, respectively. The estimated annual amortization expense over the next five years is as follows: 2017-$1.6 million, 2018-$1.6 million, 2019-$1.6 million, 2020-$1.6 million and 2021-$1.6 million.
Goodwill for the years ended December 31, 2016 and 2015 are detailed below.

(in thousands)	Goodwill
Balance, December 31, 2014	$39,142
Accumulated amortization	—
Balance, December 31, 2015	39,142
Accumulated amortization	—
Additions	455,438
Balance, December 31, 2016	$494,580
Intangible assets for the years ended December 31, 2016 and 2015 are detailed below.

(in thousands)	December 31, 2016	December 31, 2015
Intangible assets	$48,947	$48,947
Less: accumulated amortization	(4,422)	(2,788)
Intangible assets, net	44,525	46,159
Deferred Financing Costs
Deferred financing costs are amortized on a straight-line basis, which approximates the interest method, over the term of the related agreement. Accumulated amortization was $2.1 million and $0.6 million at December 31, 2016 and 2015, respectively, and amortization expense was $1.5 million, $0.6 million and zero for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Net Income per Limited Partner Unit
The Partnership’s net income is allocated to the limited partners, including subordinated unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to the incentive distribution rights held by GP Holdings. Basic and diluted net income per limited partner unit is calculated by dividing limited partners’ interest in net income, less general partner incentive distributions and pre-acquisition net income attributable to the general partner, by the weighted average number of outstanding limited partner units during the period.
We compute earnings per unit using the two-class method for master limited partnerships. Under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed under the terms of the Partnership’s partnership agreement, regardless of whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period from an economic or practical perspective, or whether the general partner has other legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.
We calculate net income available to limited partners based on the distributions pertaining to the current period’s net income. The allocation of undistributed earnings, or net income in excess of distributions, to the incentive distribution rights is limited to cash available for distribution for the period. The Partnership’s net income allocable to the limited partners is allocated between common and subordinated unitholders by applying the provisions of the Partnership’s partnership agreement under the two-class method that govern actual cash distributions as if all earnings for the period had been distributed. Any common units issued during the period are included on a weighted-average basis for the days in which they were outstanding. Net income attributable to the Water Assets for the periods prior to their acquisition was not allocated to the limited partners for purposes of calculating net income per limited partner unit as these results are not attributable to limited partners of the Partnership.
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the Rice Midstream Partners LP 2014 Long Term Incentive Plan (the “LTIP”), were exercised, settled or converted into common units. When it is determined that potential common units should be included in diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-11, “Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) – Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients.” These updates do not change the core principle of the guidance in Topic 606 (as amended by ASU 2014-09), but rather provide further guidance with respect to implementation of ASU 2014-09. The effective date for ASU 2016-10, 2016-11, 2016-12 and ASU 2014-09, as amended by ASU 2015-14, is for annual reporting periods beginning after December 15, 2017, including interim periods within those years. In preparation for the adoption of the new standard in the fiscal year beginning January 2018, the Partnership has obtained representative samples of contracts and other forms of agreements with its customers and are evaluating the provisions contained therein in light of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract-an agreement between two or more parties that creates legally enforceable rights and obligations-exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Company anticipates adopting the standard using the modified retrospective approach at adoption. The Partnership will be evaluating individual customer contracts within each of our business segments as we continue to evaluate the impact of the adoption of this standard.
In August 2014, the FASB issued ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which specifies the responsibility an entity’s management has to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The Partnership has adopted ASU 2014-15 in the fourth quarter of 2016 and has determined that substantial doubt does not exist about its ability to continue as a going concern.
In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplification of Debt Issuance Costs.” ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 is effective for periods beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The Securities and Exchange Commission (“SEC”) staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Partnership adopted ASU 2015-15 in the first quarter of 2016 and presents debt issuance costs associated with the Partnership’s revolving credit facility (defined in Note 3) as deferred financing costs, net in the consolidated balance sheets. Additionally, the Partnership will utilize the guidance in ASU 2015-03 for the presentation of debt issuance costs that are the result of an issuance of future debt.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Partnership is currently evaluating the impact of the new guidance on its financial statements.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include: (i) income tax consequences, (ii) classification of awards as either equity or liabilities, (iii) classification on the statement of cash flows and (iv) forfeiture rate calculations. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Partnership plans to adopt ASU 2016-09 in the first quarter of 2017. The Partnership does not anticipate that this guidance will have a material impact on its consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU eliminates Step 2 from the goodwill impairment test which previously required measurement of any goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, without exceeding the total amount of goodwill allocated to that reporting unit. The provisions of this ASU are effective for fiscal years, and any interim goodwill impairment tests within those fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity should apply the amendment on a prospective basis. The Partnership plans to adopt ASU 2017-04 in the first quarter of 2017.

2.	Acquisitions
On September 26, 2016, the Partnership entered into the Midstream Purchase Agreement by and between the Partnership and Rice Energy. Pursuant to the terms of the Midstream Purchase Agreement, and following the close of the Vantage Acquisition, on October 19, 2016, the Partnership acquired from Rice Energy all of the outstanding membership interests of the Vantage Midstream Entities. The Vantage Midstream Entities, which became wholly-owned subsidiaries of Rice Energy in connection with the Vantage Acquisition, own midstream assets, including approximately 30 miles of dry gas gathering and compression assets and water assets. In consideration for the Vantage Midstream Asset Acquisition, the Partnership paid Rice Energy $600.0 million in aggregate consideration, which the Partnership paid in cash with the net proceeds of its private placement of common units (the “2016 Private Placement”) of $441.0 million and borrowings under its revolving credit facility (defined in Note 3) of $159.0 million. The preliminary purchase price allocation ascribed approximately $144.6 million to property and equipment and $455.4 million to goodwill. The Partnership’s acquisition of the Vantage Midstream Entities from Rice Energy is accounted for as a combination of entities under common control at historical cost. As the Vantage Midstream Asset Acquisition occurred concurrently with the Vantage Acquisition, no predecessor period existed which would warrant retrospective recast of our financial statements. In connection with the Vantage Midstream Asset Acquisition, the Partnership acquired a 67.5% interest in the Wind Ridge gathering system previously owned by Access Midstream Partners for approximately $14.3 million, of which $10.9 million was ascribed to property and equipment and $3.4 million to goodwill.
The preliminary purchase price allocation was performed by Rice Energy. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, final appraisals of assets acquired. Rice Energy expects to complete the purchase price allocation once it has received all of the necessary information, during which time the value of the assets may be revised as appropriate. The fair values of the assets acquired were determined using various valuation techniques, including the cost approach. The assumed purchase price and fair values have been prepared with the assistance of external specialists, and represent Rice Energy’s best estimate of the fair values of the assets acquired as of this date. Goodwill of $455.4 million related to the value attributed to additional growth opportunities, synergies and operating leverage within the Partnership’s gathering and compression segment.
Post-Acquisition Operating Results
Subsequent to the completion of the Vantage Midstream Asset Acquisition, the Vantage Midstream Entities contributed the following to the Partnership’s consolidated operating results for the period from October 19, 2016 through December 31, 2016.

(in thousands)
Operating revenues	$8,571
Net income	$4,303
Pro Forma Information

The following unaudited pro forma combined financial information presents the Partnership’s results as though the acquisition of the Vantage Midstream Entities and the 2016 Private Placement had been completed at January 1, 2015.

	Year Ended December 31,
(in thousands, except per share data)	2016	2015
Pro forma operating revenues	$253,817	$156,944
Pro forma limited partner net income	$150,846	$67,199
Pro forma earnings per common unit (basic)	$1.54	$0.84
Pro forma earnings per common unit (diluted)	$1.54	$0.83
Pro forma earnings per subordinated units	$1.55	$0.84

3.	Long-Term Debt
On December 22, 2014, Rice Midstream OpCo entered into a revolving credit agreement (as amended, the “revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders. The Partnership’s revolving credit facility provided for lender commitments of $450.0 million, with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. The credit facility provided for a letter of credit sublimit of $50.0 million. In connection with the Partnership’s completion of the Vantage Midstream Asset Acquisition, on October 19, 2016, Rice Midstream OpCo entered into a second amendment (the “Second Amendment”) to its credit agreement to, among other things, (i) permit the completion of the Vantage Midstream Asset Acquisition, (ii) increase the Partnership’s ability to borrow under the facility from $450.0 million to $850.0 million, without exercise of any portion of the $200.0 million accordion feature, and (iii) adjust the interest rate payable on amounts borrowed thereunder (as described below).
As of December 31, 2016, Rice Midstream OpCo had $190.0 million of borrowings outstanding and no letters of credit under this facility, resulting in availability of $660.0 million. The average daily outstanding balance of the credit facility was approximately $110.0 million and interest was incurred on the facility at a weighted average annual interest rate of 4.7% during 2016. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. The Partnership is the guarantor of the obligations under the revolving credit facility, which matures on December 22, 2019.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Following the effectiveness of the Second Amendment, Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect, and base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect. The carrying amount of the revolving credit facility is comprised of borrowings for which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value as of December 31, 2016 and represents a Level 2 measurement. Following the effectiveness of the Second Amendment, Rice Midstream OpCo also pays a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
The revolving credit facility is secured by mortgages and other security interests on substantially all of its properties and guarantees from the Partnership and its restricted subsidiaries. The revolving credit facility limits the Partnership’s ability to, among other things, incur or guarantee additional debt; redeem or repurchase units or make distributions under certain circumstances; make certain investments and acquisitions; incur certain liens or permit them to exist; enter into certain types of transactions with affiliates; merge or consolidate with another company; and transfer, sell or otherwise dispose of assets.
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

The Partnership was in compliance with such covenants and ratios as of December 31, 2016.
Interest paid in cash for the years ended December 31, 2016, 2015 and 2014 was $2.7 million, $3.1 million and zero, respectively.

4.	Commitments and Contingencies
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
Lease Obligations
The Partnership has lease obligations for compression equipment under existing contracts with third parties. Rent expense included in operation and maintenance expense for the years ended December 31, 2016, 2015 and 2014 was $1.6 million, $1.7 million and $0.8 million, respectively. Future payments for this equipment as of December 31, 2016 totaled $5.0 million (2017: $1.5 million, 2018: $1.2 million, 2019: $1.2 million, 2020: $0.6 million, 2021: $0.3 million and thereafter: $0.3 million).
Water Assets Conveyance
In consideration for the acquisition of the Water Assets, the Partnership paid Rice Energy $200.0 million in cash plus an additional amount, if certain of the conveyed systems’ capacities increased by 5.0 MMgal/d on or prior to December 31, 2017, equal to $25.0 million less the capital expenditures expended by the Partnership to achieve such increase, in accordance with the terms of the Purchase Agreement. The Partnership has not recorded a contingent liability associated with the additional consideration as the required capacity increases were not considered probable as of December 31, 2016.

5.	Partners’ Capital
On June 13, 2016, the Partnership completed an underwritten public offering of an aggregate of 9,200,000 common units representing limited partner interests in the Partnership at a price to the public of $18.50 per unit, which included 1,200,000 common units sold pursuant to the exercise of the underwriters’ option to purchase additional units. After deducting underwriting discounts and commissions of approximately $6.0 million and transaction costs, the Partnership received net proceeds of approximately $164.1 million. The Partnership used a portion of the net proceeds to repay outstanding debt and the remainder for general partnership purposes, including acquisitions and capital expenditures.
During the second quarter of 2016, the Partnership entered into an equity distribution agreement that established an at-the-market common unit offering program (the “ATM program”), pursuant to which the Partnership may sell from time to time through a group of managers, acting as the Partnership’s sales agents, the Partnership’s common units having an aggregate offering price of up to $100.0 million. As of December 31, 2016, the Partnership had issued and sold 944,700 common units at an average price per unit of $17.21 through its ATM program. The Partnership used the net proceeds of $15.8 million for general partnership purposes, including repayment of outstanding debt, acquisitions and capital expenditures.
On October 7, 2016, the Partnership issued 20,930,233 common units representing limited partner interests in the 2016 Private Placement for gross proceeds of approximately $450.0 million, or $21.50 per unit. After deducting underwriting discounts and commissions of approximately $9.4 million, the Partnership received net proceeds of $440.6 million. The Partnership used the proceeds of the 2016 Private Placement to fund a portion of the Vantage Midstream Asset Acquisition.
The following table presents the Partnership’s common and subordinated units issued from January 1, 2015 through December 31, 2016:

	Limited Partners			GP Holdings
	Common	Subordinated	Total	Ownership %
Balance, January 1, 2015	28,753,623	28,753,623	57,507,246	50%
Equity offering in November 2015	13,409,961	—	13,409,961
Vested phantom units, net	165	—	165
Balance, December 31, 2015	42,163,749	28,753,623	70,917,372	41%
Equity offering in June 2016	9,200,000	—	9,200,000
Equity offering in October 2016	20,930,233	—	20,930,233
Common units issued under ATM program	944,700	—	944,700
Vested phantom units, net	280,451	—	280,451
Balance, December 31, 2016	73,519,133	28,753,623	102,272,756	28%
As of December 31, 2016, GP Holdings owned approximately 28% of the Partnership consisting of 3,623 common units, 28,753,623 subordinated units and all of the incentive distribution rights.

6.	Phantom Unit Awards
The Partnership’s general partner can grant phantom unit awards under the LTIP to certain non-employee directors of the Partnership and executive officers and employees of Rice Energy that provide services to the Partnership under an omnibus agreement (the “Omnibus Agreement”). Pursuant to the LTIP, the maximum aggregate number of common units that may be issued pursuant to any and all awards under the LTIP shall not exceed 5,000,000 common units, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of awards, as provided under the LTIP.
The equity-based awards are valued at the date of issuance and the related compensation cost is recognized into earnings on a straight-line basis over the vesting period. The equity-based awards will cliff vest at the end of the requisite service period of approximately one year. The Partnership recorded $2.8 million, $4.1 million and $0.1 million of equity compensation cost related to these awards in the years ended December 31, 2016, 2015 and 2014, respectively, in general and administrative expenses on the consolidated statements of operations. At December 31, 2016, total unrecognized compensation cost expected to be recognized over the remaining vesting periods was $0.2 million for these awards.
The following table summarizes the activity for the equity-based awards during the years ended December 31, 2016 and 2015.

	Number of units	Weighted average grant date fair value
Total unvested, January 1, 2015	434,094	$16.50
Granted	18,196	16.87
Vested	(242)	16.50
Forfeited	(19,420)	16.50
Total unvested - December 31, 2015	432,628	$16.52
Granted	30,352	17.81
Vested	(399,158)	16.52
Forfeited	(33,470)	16.50
Total unvested - December 31, 2016	30,352	$17.81

7.	Net Income per Limited Partner Unit and Cash Distributions
The Partnership’s net income is allocated to the limited partners, including subordinated unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to the incentive distribution rights held by GP Holdings. The allocation of undistributed earnings, or net income in excess of distributions, to the incentive distribution rights is limited to cash available for distribution for the period. The Partnership’s net income allocable to the limited partners is allocated between common and subordinated unitholders by applying the provisions of the Partnership’s partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Any common units issued during the period are included on a weighted-average basis for the days in which they were outstanding. Net income attributable to the Water Assets for the periods prior to their acquisition was not allocated to the limited partners for purposes of calculating net income per limited partner unit as these results are not attributable to limited partners of the Partnership.
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

The following table presents Partnership’s calculation of net income per limited partner unit for common and subordinated limited partner units.

	Years Ended December 31,
(in thousands, except unit data)	2016	2015	2014
Net income (loss)	$121,610	$52,495	$(31,328)
Less: Pre-IPO net loss allocated to parent	—	—	(27,787)
Less: Pre-acquisition net income (loss) allocated to general partner (1)	—	7,296	(4,703)
Less: General partner interest in net income attributable to incentive distribution rights	1,428	—	—
Limited partner net income	$120,182	$45,199	$1,162

Net income allocable to common units	$76,985	$23,340	$581
Net income allocable to subordinated units	43,197	21,859	581
Limited partner net income	$120,182	$45,199	$1,162

Weighted-average limited partner units outstanding - basic:
Common units	52,822,030	30,700,864	28,753,623
Subordinated units	28,753,623	28,753,623	28,753,623
Total	81,575,653	59,454,487	57,507,246

Weighted-average limited partner units outstanding - diluted:
Common units (2)	53,065,865	30,807,972	28,755,346
Subordinated units	28,753,623	28,753,623	28,753,623
Total	81,819,488	59,561,595	57,508,969

Net income per limited partner unit - basic:
Common units	$1.46	$0.76	$0.02
Subordinated units (3)	1.50	0.76	0.02
Total	$1.47	$0.76	$0.02

Net income per limited partner unit - diluted:
Common units	$1.45	$0.76	$0.02
Subordinated units (3)	1.50	0.76	0.02
Total	$1.47	$0.76	$0.02

Cash distributions declared per limited partner unit: (4)
Common units	$0.9210	$0.7680	$0.0204
Subordinated units	$0.9210	$0.7680	$0.0204
(1) Pre-acquisition net income allocated to the general partner relates to operations of the Water Assets for periods prior to their acquisition.

(2)	Diluted weighted-average limited partner common units includes the effect of 243,835, 107,108 and 1,723 units for the years ended December 31, 2016, 2015 and 2014, respectively.
(3) Basic and diluted income per limited partner unit is presented as if all earnings for the period had been distributed. While it appears that more income is allocated to the subordinated unitholders than the common unitholders for the twelve months ended December 31, 2016, our partnership agreement prevents us from making a distribution to the subordinated unitholders in excess of those to the common unitholders.

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
In 2016, cash distributions of $0.5 million were made to GP Holdings related to its incentive distribution rights in the Partnership based upon the level of distribution paid per common and subordinated unit.
The Board of Directors of the Partnership’s general partner declared the following cash distributions to the Partnership’s common and subordinated unitholders for the periods presented.

Quarters Ended	Total Quarterly Distribution per Unit	Date of Distribution
December 31, 2015	$0.1965	February 11, 2016
March 31, 2016	0.2100	May 12, 2016
June 30, 2016	0.2235	August 11, 2016
September 30, 2016	0.2370	November 10, 2016
December 31, 2016	0.2505	February 16, 2017

8.	Income Taxes
The Partnership is not subject to federal and state income taxes as a result of its limited partner structure. For federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by the Partnership flow through to the unitholders. As such, the Partnership does not record a provision for income taxes in the current period. Prior to the Partnership’s IPO, the Partnership’s income was included as part of Rice Energy’s consolidated federal tax return.
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

	Years Ended December 31,
(in thousands)	2016	2015	2014
Current tax expense (benefit):
Federal	$—	$3,720	$—
State	—	704	—
Total	—	4,424	—
Deferred tax expense (benefit):
Federal	—	986	(9,809)
State	—	402	(3,111)
Total	—	1,388	(12,920)
Total income tax benefit	$—	$5,812	$(12,920)
Income tax expense differs from amounts computed at the federal statutory rate of 35% on pre-tax income as follows:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Tax at statutory rate	$42,563	$18,150	$(15,488)
State income taxes	—	719	(2,022)
Incentive unit expense	—	365	4,718
Equity compensation expense	—	140	—
Partnership net income not subject to taxes	(42,563)	(13,562)	(366)
Permanent difference	—	—	238
Income tax expense (benefit)	$—	$5,812	$(12,920)
Effective tax rate	—%	10.0%	29.2%
Pursuant to an agreement between the Partnership and the IRS regarding our 2016 tax reporting, we will have two short tax years for the calendar year 2016 as a result of a technical termination that occurred on February 22, 2016. This technical termination will result in a significant deferral of depreciation deductions that were otherwise allowable in computing the taxable income of the Partnership’s unitholders for the period February 23, 2016 through December 31, 2016. The Partnership expects to provide a single Schedule K-1 to each unitholder reflecting the unitholder’s taxable income for the full calendar year.
Based on management’s analysis, the Partnership did not have any uncertain tax positions as of December 31, 2016.

9.	Related Party Transactions
In the ordinary course of business, the Partnership has transactions with affiliated companies. During the years ended December 31, 2016, 2015 and 2014, related parties included Rice Energy and certain of its subsidiaries. Prior to the IPO, the push-down impact of the transactions were recorded in the consolidated statements of operations, and although no cash settlement occurred, all transactions with Rice Energy and its subsidiaries were recorded in parent net equity. On December 22, 2014, upon completion of the IPO, the Partnership entered into the Omnibus Agreement with its general partner, Rice Energy, Rice Poseidon and Rice Midstream Holdings. Pursuant to the Omnibus Agreement, Rice Energy performs centralized corporate and general and administrative services for the Partnership, such as financial and administrative, information technology, legal, health, safety and environmental, human resources, procurement, engineering, business development, investor relations, insurance and tax. In exchange, the Partnership reimburses Rice Energy for the expenses incurred in providing these services, except for any expenses associated with Rice Energy’s long-term incentive programs.
The expenses for which the Partnership reimburses Rice Energy and its subsidiaries related to corporate and general and administrative services may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis. The Partnership is unable to estimate what the costs would have been with an unrelated third party.
Also upon completion of the IPO, the Partnership entered into a 15 year, fixed-fee gas gathering and compression agreement (the “Gas Gathering and Compression Agreement”) with Rice Drilling B and Alpha Shale, pursuant to which the Partnership gathers Rice Energy’s natural gas and provides compression services on the Partnership’s gathering systems located in Washington and Greene Counties, Pennsylvania. Pursuant to the Gas Gathering and Compression Agreement, the Partnership charges Rice Energy a gathering fee of $0.30 per Dth and a compression fee of $0.07 per Dth per stage of compression, each subject to annual adjustment for inflation based on the Consumer Price Index. The Gas Gathering and Compression Agreement covers substantially all of Rice Energy’s acreage position in the dry gas core of the Marcellus Shale in southwestern Pennsylvania as of December 31, 2016 and any future acreage it acquires within Washington and Greene Counties, Pennsylvania, excluding certain production subject to a pre-existing third-party dedication.
In connection with the closing of the acquisition of the Water Assets, the Partnership entered into amended and restated water services agreements with Rice Energy (the “Water Services Agreements”), whereby the Partnership has agreed to provide certain fluid handling services to Rice Energy, including the exclusive right to provide fresh water for well completions operations in the Marcellus and Utica Shales and to collect and recycle or dispose of flowback and produced water for Rice Energy within areas of dedication in defined service areas in Pennsylvania and Ohio. The initial terms of the Water Services Agreements are until December 22, 2029 and from month to month thereafter. Under the agreements, Rice Energy will pay the Partnership (i) a variable fee, based on volumes of water supplied, for freshwater deliveries by pipeline directly to the well site, subject to annual CPI adjustments and (ii) a produced water hauling fee of actual out-of-pocket cost incurred by the Partnership, plus a 2% margin.
During the year ended December 31, 2014, Rice Energy granted stock compensation awards to certain non-employee directors and employees. The awards consisted of restricted stock units, which vest upon the passage of time, and performance stock units, which vest based upon attainment of specified performance criteria. Stock compensation expense related to these awards allocated to the Partnership based on its estimate of the expense attributable to its operations, prior to the IPO, was $0.6 million for the year ended December 31, 2014. Additionally, in the years ended December 31, 2015 and 2014, $0.4 million and $0.1 million, respectively, of equity compensation expense was allocated to the Water Assets by Rice Energy and is reflected in the consolidated financial statements. For periods subsequent to the IPO, no stock compensation expense has been allocated to the Partnership by Rice Energy. However, equity compensation expense includes amounts allocated to the Water Assets from Rice Energy for periods subsequent to the IPO. See Note 6 for a discussion of the Partnership’s equity compensation expense subsequent to the IPO.
Prior to Rice Energy’s initial public offering on January 29, 2014, the only long-term incentives offered to certain executives and employees were through grants of incentive units, which were profits interests representing an interest in the future profits (once a certain level of proceeds has been generated) of Rice Energy’s predecessor parent entity Rice Energy Appalachia LLC, currently known as Rice Energy Operating LLC, a subsidiary of Rice Energy (“Rice Energy Operating”), and granted pursuant to the limited liability company agreement of Rice Energy Operating. The compensation expense recognized in these consolidated financial statements is a non-cash charge, with the settlement obligation resting on NGP Rice Holdings LLC (“NGP Holdings”) and Rice Energy Holdings LLC (“Rice Holdings”). Payments on the incentive units are made by Rice Holdings and NGP Holdings and not by Rice Energy or the Partnership, and as such, are not dilutive to Rice Energy or the Partnership. Incentive unit expense allocated to the Partnership based on its estimate of the expense attributable to its operations was $12.0 million for the year ended December 31, 2014. Additionally, in the years ended December 31, 2015 and 2014, $1.0 million and $1.5 million, respectively, of incentive unit expense was allocated to the Water Assets by Rice Energy and is reflected in the consolidated financial statements. No expense was recognized prior to Rice Energy’s initial public offering as the performance conditions related to the incentive units were deemed not probable of occurring. For periods subsequent to the IPO, no incentive unit expense will be allocated to the Partnership by Rice Energy. However, incentive unit expense includes amounts allocated to the Water Assets from Rice Energy for periods subsequent to the IPO through the acquisition date.

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
Business segments are evaluated for their contribution to the Partnership’s consolidated results based on operating income, which is defined as segment operating revenues less operating expenses. Other income and expenses, interest and income taxes are managed on a consolidated basis. There were no inter-segment transactions during any of the periods presented. The segment accounting policies are the same as those described in Note 1 to these consolidated financial statements. The operating results and assets of the Partnership’s reportable segments were as follows as of and for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31, 2016
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$132,099	$69,524	$201,623
Total operating expenses	38,951	35,730	74,681
Operating income	$93,148	$33,794	$126,942

Segment assets	$1,260,681	$138,536	$1,399,217
Goodwill	$494,580	$—	$494,580
Depreciation expense	$10,840	$14,330	$25,170
Capital expenditures for segment assets	$113,033	$8,054	$121,087

	Year Ended December 31, 2015
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$77,211	$37,248	$114,459
Total operating expenses	28,326	24,097	52,423
Operating income	$48,885	$13,151	$62,036

Segment assets	$547,810	$141,980	$689,790
Goodwill	$39,142	$—	$39,142
Depreciation expense	$6,310	$10,089	$16,399
Capital expenditures for segment assets	$149,706	$98,757	$248,463

	Year Ended December 31, 2014
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$6,448	$—	$6,448
Total operating expenses	32,059	4,956	37,015
Operating loss	$(25,611)	$(4,956)	$(30,567)

Segment assets	$399,295	$43,796	$443,091
Goodwill	$39,142	$—	$39,142
Depreciation expense	$2,856	$1,309	$4,165
Capital expenditures for segment assets	$138,151	$31,675	$169,826

11.	Subsequent Events
On January 20, 2017, the Board of Directors of our general partner declared a cash distribution to our unitholders for the fourth quarter of 2016 of $0.2505 per common and subordinated unit. The cash distribution was paid on February 16, 2017 to unitholders of record at the close of business on February 7, 2017. Also on February 16, 2017, a cash distribution of $0.9 million was made to GP Holdings related to its incentive distribution rights in the Partnership based upon the level of distribution paid per common and subordinated unit.

12.	Quarterly Financial Information (Unaudited)
The Partnership’s quarterly financial information for the years ended December 31, 2016 and 2015 is as follows (in thousands, except per unit data):

Year ended December 31, 2016: (1)	First quarter	Second quarter	Third quarter	Fourth quarter(2)
Operating revenues	$54,543	$46,547	$41,067	$59,466
Operating expenses	18,926	17,547	15,531	22,677
Operating income	35,617	29,000	25,536	36,789
Net income	$34,426	$27,936	$24,989	$34,259
Net income per limited partner unit - basic	$0.49	$0.38	$0.30	$0.33
Net income per limited partner unit - diluted	$0.48	$0.38	$0.30	$0.33

Year ended December 31, 2015: (1)	First quarter	Second quarter	Third quarter	Fourth quarter
Operating revenues	$26,511	$28,560	$30,075	$29,314
Operating expenses	11,025	11,794	14,065	15,539
Operating income	15,486	16,766	16,010	13,775
Net income	$12,924	$13,790	$1,326	$12,521
Net income per limited partner unit - basic	$0.16	$0.21	$0.21	$0.18
Net income per limited partner unit - diluted	$0.16	$0.21	$0.21	$0.18

(1)	The sum of quarterly data in some cases may not equal the yearly total due to rounding.

(2)	Includes the results of the Vantage Midstream Entities for the period from October 19, 2016 to December 31, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our general partner has evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report, to allow timely decisions regarding required disclosure. Based upon that evaluation, the principal executive officer and principal financial officer of our general partner concluded that their disclosure controls and procedures were effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
The Partnership’s management is also responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Partnership’s internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Partnership’s management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016. As noted in the management report called for by Item 308(a) of Regulation S-K and incorporated by reference above, the Partnership’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Vantage Midstream Asset Acquisition on October 19, 2016. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. The Partnership is in the process of integrating the Vantage Midstream Entities and the Partnership’s internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there were no changes in the Partnership’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. Based on the Partnership’s assessment, its internal controls over financial reporting were effective.
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

As of December 31, 2016, the Partnership’s management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013), issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2016. Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Vantage Midstream Asset Acquisition on October 19, 2016. The Vantage Midstream Entities consolidated total assets and total revenues represent approximately 44% of our total consolidated total assets at December 31, 2016 and 4% of our consolidated total revenues for the year ended December 31, 2016. We are in the process of integrating the Vantage Midstream Entities into our internal controls over financial reporting.
Attestation Report of the Registered Public Accounting Firm
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2016, which is included herein.
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
Director Independence
Our general partner has seven directors. The NYSE does not require a listed publicly traded partnership such as ours to have a majority of independent directors on the Board of Directors of our general partner or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act.
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
Board’s Role in Risk Oversight
Under the Audit Committee’s charter, it is required to discuss with management the partnership’s guidelines and policies with respect to risk assessment and risk management. The committee will discuss with management the partnership’s significant financial risk exposures and the actions management has taken to monitor and control such exposures.
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
2200 Rice Drive
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
Available Governance Materials
Copies of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Financial Code of Ethics, and the Audit Committee charter are posted on, and may be obtained through, our website, www.ricemidstream.com, or may be requested in print, at no cost, by telephone at (724) 271-7200 or by mail at: Rice Midstream Partners LP, 2200 Rice Drive, Canonsburg, PA 15317, Attention: Investor Relations.
Executive Officers and Directors of Our General Partner
The following table sets forth the names, ages and titles of our directors and executive officers as of March 1, 2017. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board. Some of the directors and executive officers of our general partner also serve as executive officers and/or directors of Rice Energy.

Name	Age	Position with Rice Energy
Daniel J. Rice IV	36	Director, Chief Executive Officer
Grayson T. Lisenby	30	Senior Vice President and Chief Financial Officer
Robert R. Wingo	38	Director, Senior Vice President and Chief Operating Officer
James W. Rogers	36	Senior Vice President, Chief Accounting & Administrative Officer, Treasurer
William E. Jordan	36	Senior Vice President, General Counsel and Corporate Secretary
Daniel J. Rice III	65	Director
Robert F. Vagt	70	Director (Chairman)
D. Mark Leland	55	Director
James H. Lytal	59	Director
Stephanie C. Hildebrandt	52	Director
Set forth below is the description of the background of our directors and executive officers. References to positions held at Rice Energy include positions held at Rice Drilling B prior to its corporate reorganization in January 2014.
Daniel J. Rice IV has served as Chief Executive Officer and a member of the Board of Directors of our general partner since August 2014. Mr. Rice IV has served as a member of Rice Energy’s Board of Directors and as Rice Energy’s Chief Executive Officer since October 2013. Mr. Rice IV joined Rice Energy in October 2008, and served as the Vice President and Chief Financial Officer of Rice Energy from October 2008 through October 2012. From October 2012 through September 2013, Mr. Rice IV served as the Chief Operating Officer of Rice Energy. Prior to joining Rice Energy, he has served as an investment banker for Tudor Pickering Holt & Co., LLC, an integrated energy investment bank in Houston, Texas and as a senior analyst of corporate planning for Transocean Inc., responsible for mergers and acquisitions and business development. Daniel J. Rice holds a BS in Finance from Bryant University and is the son of Daniel J. Rice III.
The Board believes that Mr. Rice’s considerable financial and operational experience brings important and valuable skills to the Board of Directors.

Grayson T. Lisenby has served as Senior Vice President and Chief Financial Officer of our general partner since February 2015 and, prior to that, had served as Vice President and Chief Financial Officer of our general partner since August 2014. Mr. Lisenby has served as Rice Energy’s Senior Vice President and Chief Financial Officer since February 2015 and, prior to that, had served as Rice Energy’s Vice President and Chief Financial Officer since October 2013. Mr. Lisenby joined Rice Energy and its affiliates in February 2013, initially serving as Rice Energy’s Vice President of Finance. Prior to joining Rice Energy and its affiliates, Mr. Lisenby was an investment professional at Natural Gas Partners from July 2011 to January 2013 and concentrated on transaction analysis and execution as well as the monitoring of active portfolio companies. Mr. Lisenby was involved in Natural Gas Partners’ original $100 million investment into Rice Energy and spent a significant amount of his time monitoring and advising the company during his tenure at Natural Gas Partners. Prior to his employment at Natural Gas Partners, he served as an investment banker for Barclays Capital Inc.’s energy group in Houston, Texas from August 2009 to July 2011. Mr. Lisenby holds a BBA in Finance from the University of Texas, where he was a member of the Business Honors Program.
Robert R. Wingo has served as Senior Vice President and Chief Operating Officer of our general partner since February 2015, and has served as a member of the Board of Directors of our general partner since August 2014. Prior to February 2015, Mr. Wingo served as a Vice President of our general partner since August 2014. He has also served as Rice Energy’s Senior Vice President of Midstream and Marketing since February 2015 and, prior to that, he had served as Rice Energy’s Vice President of Midstream and Marketing since June 2013. Prior to joining Rice Energy, he served as Director, Corporate Development for Copano Energy, LLC (“Copano”), a Houston-based midstream energy company, from January 2010 until May 2013, where he helped lead the company’s pursuit of mergers, acquisitions and greenfield projects. From March 2008 to January 2010, he served as Director, Business Development and Field Services in Copano’s Denver office and was responsible for acquisitions, business development and field services in the Rocky Mountain region. From 2006 to 2008, Mr. Wingo served as Manager, Corporate Development for Copano, focusing on mergers and acquisitions. Mr. Wingo began his career in 2002 as a Project Engineer and Operations Manager for Copano and managed all engineering, construction and operations activities for over 1,400 miles of natural gas and NGL pipelines. Mr. Wingo holds a BS in Aerospace Engineering from the University of Texas.
The Board believes that Mr. Wingo’s considerable midstream industry and operational experience brings important and valuable skills to the Board of Directors.
James W. Rogers has served as Senior Vice President, Chief Accounting & Administrative Officer and Treasurer of our general partner since February 2015 and, prior to that, had served as Vice President, Chief Accounting & Administrative Officer and Treasurer of our general partner since August 2014. Mr. Rogers has served as Rice Energy’s Senior Vice President, Chief Accounting & Administrative Officer and Treasurer since February 2015 and, prior to that, had served as Vice President, Chief Accounting & Administrative Officer and Treasurer since October 2013. Mr. Rogers joined Rice Energy and its affiliates in April 2011 as Controller and subsequently served as Senior Vice President and Chief Accounting Officer from January 2012 through October 2012 and Chief Financial Officer from November 2012 through September 2013. Prior to joining Rice Energy and its affiliates, Mr. Rogers served as a financial specialist with EQT Corporation, a natural gas exploration, production and midstream assets company (“EQT”), working in the corporate accounting group, from May 2010 to March 2011. Prior to EQT, Mr. Rogers served as an assurance manager for Ernst & Young LLP in their Pittsburgh office from September 2007 to April 2010. He began his career in 2002 as an auditor with PricewaterhouseCoopers LLP, in its Pittsburgh office. Mr. Rogers is a certified public accountant in the Commonwealth of Pennsylvania and holds a BSBA in accounting from the University of Pittsburgh. He is also a member of the American Institute of CPAs.
William E. Jordan has served as Senior Vice President, General Counsel and Corporate Secretary of our general partner since February 2015 and prior to that had served as Vice President, General Counsel and Corporate Secretary of our general partner since January 2014. Mr. Jordan has served as Rice Energy’s Senior Vice President, General Counsel and Corporate Secretary since February 2015 and prior to that had served as Rice Energy’s Vice President, General Counsel and Corporate Secretary since January 2014. From September 2005 through December 2013, Mr. Jordan practiced corporate law at Vinson & Elkins L.L.P., representing public and private companies in capital markets offerings and mergers and acquisitions, primarily in the oil and natural gas industry. He is a graduate of Davidson College with a BA in Mathematics and a graduate of the Duke University School of Law with a JD degree.
Daniel J. Rice III joined our general partner’s Board of Directors in August 2013 and has served as a member of Rice Energy’s Board of Directors since October 2013. He has also served as Managing General Partner of Rice Partners. Since January 2013, Mr. Rice III has served as Lead Portfolio Manager for GRT Capital’s energy division. From 2005 to December 2012, Mr. Rice III served as a Managing Director and Portfolio Manager for BlackRock, Inc. and was a member of BlackRock, Inc.’s Global Resources team, responsible for small cap and all cap energy funds. Prior to joining BlackRock, Inc., he was a Senior Vice President and Portfolio Manager at State Street Research & Management, responsible for the small cap energy and all cap energy global resources funds. Prior to joining State Street Research in 1984, he was a Vice President and Analyst with EF Hutton and an analyst with Loomis Sayles and Co. He began his career in 1975 as an auditor with Price Waterhouse & Co. He earned a BS degree from

Bates College in 1973 and an MBA degree from New York University in 1975. Mr. Rice III has more than 30 years of experience in the oil and gas industry. He is the father of Daniel J. Rice IV.
The Board believes that Mr. Rice’s considerable financial and energy investing experience, including more than 30 years of experience in the oil and natural gas industry, brings important and valuable skills to the Board of Directors.
Robert F. Vagt joined our general partner’s Board of Directors in August 2014 and currently serves as Chairman and as a member of the audit committee. He has served as the Chairman of Rice Energy’s Board of Directors since January 2014. Mr. Vagt has served as a member of the Board of Directors of Kinder Morgan, Inc. since May 2012, where he serves as chairman of the Environmental, Health and Safety Committee and as a member of the Audit Committee. Mr. Vagt served as a member of the Board of Directors of El Paso Corporation from May 2005 until June 2012, where he was a member of the Compensation and Health, Safety and Environmental committees. From January 2008 until January 2014, Mr. Vagt was also the President of The Heinz Endowments. Prior to his tenure at The Heinz Endowments, Mr. Vagt served as President of Davidson College from July 1997 to August 2007. Mr. Vagt served as President and Chief Operating Officer of Seagull Energy Corporation from 1996 to 1997. From 1992 to 1996, he served as President, Chairman and Chief Executive Officer of Global Natural Resources. Mr. Vagt served as President and Chief Operating Officer of Adobe Resources Corporation from 1989 to 1992. Prior to 1989, he served in various positions with Adobe Resources Corporation and its predecessor entities.
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
D. Mark Leland has served on our general partner’s Board of Directors since December 2014 and currently serves as chairman of the audit committee and a member of the conflicts committee. Mr. Leland has served on the board of directors of Deltic Timber Corporation since June 2016 and as Director and interim President and Chief Executive Officer since October 2016. Mr. Leland served on the Board of Directors of the general partner of Oiltanking Partners, L.P. from May 2012 until February 2015 and on the Board of Directors of KiOR, Inc. from May 2013 until June 2015. Mr. Leland served as Executive Vice President of El Paso Corporation and President of El Paso’s midstream business unit from October 2009 to May 2012, and as Director of El Paso Pipeline Partners, L.P. from its formation in 2007 to May 2012. Mr. Leland also previously served as Executive Vice President and Chief Financial Officer of El Paso Corporation from August 2005 to November 2009. He served as Executive Vice President of El Paso Exploration & Production Company from January 2004 to August 2005, and as Chief Financial Officer and a director from April 2004 to August 2005. Mr. Leland served as Senior Vice President and Chief Operating Officer of the general partner of GulfTerra Energy Partners, L.P. from January 2003 to December 2003, and as Senior Vice President and Controller from July 2000 to January 2003.
The Board believes that Mr. Leland’s extensive operational and financial experience in the midstream energy industry, as well as his experience on the boards of numerous publicly traded energy companies, provides significant contributions to the Board of Directors of our general partner.
James H. Lytal has served on our general partner’s Board of Directors since August 2015 and currently serves as chairman of the conflicts committee and a member of the audit committee. Mr. Lytal has served on the board of directors of SemGroup Corporation since November 2011, on the Board of Directors of Azure Midstream GP, LLC since August 2013 and on the Board of Directors of Archrock Inc. (formerly named Exterran Holdings, Inc.) since April 2015. Since April 2009, Mr. Lytal has also served as a senior advisor to Global Infrastructure Partners, a New York based partnership that invests in infrastructure assets globally. From 1994 to 2004, Mr. Lytal was president of Leviathan Gas Pipeline Partners, which later became El Paso Energy Partners, and then Gulfterra Energy Partners, where he served on the board of directors. In 2004, Gulfterra Energy Partners merged with Enterprise Products Partners, one of the largest publicly traded energy partnerships in the United States, where Mr. Lytal served as Executive Vice President until 2009. From 1998 to 2008, he was directly involved in the development of over $3 billion in offshore platform and oil and gas pipeline projects. Having entered the energy industry in 1980, Mr. Lytal’s business experience includes midstream mergers, acquisitions and master limited partnership drop-downs, as well as onshore midstream and deepwater asset development and management. He graduated from the University of Texas at Austin with a Bachelor of Science degree in petroleum engineering.
The Board believes that Mr. Lytal’s extensive operational, managerial and financial experience in the midstream energy industry, as well as his experience on the boards of numerous publicly traded energy companies, provides significant contributions to the Board of Directors of our general partner.
Stephanie Hildebrandt has served on our general partner’s Board of Directors since March 2016 and currently serves as a member of the conflicts committee. Ms. Hildebrandt has been a partner of global business law firm Norton Rose Fulbright’s Houston office since February 2015. She previously worked as the Secretary, Senior Vice President, and General

Counsel of publicly traded pipeline and infrastructure company and consumer energy service provider Enterprise Products Partners L.P. (“Enterprise”) from May 2010 to December 2014 and held various other roles at Enterprise, including Assistant Secretary, Vice President, and Deputy General Counsel from 2004 to May 2010. She served as Secretary, Senior Vice President, and Chief Legal Officer at Duncan Energy Partners L.P. until its merger with Enterprise from April 2010 to September 2011 and was an attorney for El Paso Corporation / GulfTerra Energy Partners until its merger with Enterprise from 2001 to 2004 and Texaco, Inc. from 1989 to 2001. Ms. Hildebrandt has served as a member of the Board of Directors of TRC Companies, Inc. since December 2014 and currently serves as a member of the advisory council of the Kay Bailey Hutchison Center for Energy, Law & Business at the University of Texas. She is a former governing director of the Houston Symphony Society. She has a BS in Foreign Service from Georgetown University and a JD from Tulane University Law School. She is admitted to the state bars of Texas and Louisiana.
The Board believes that Ms. Hildebrandt’s extensive experience in the midstream energy industry and legal background provide significant contributions to the Board of Directors of our general partner.
Committees of the Board of Directors
The Board of Directors of our general partner has two standing committees: an Audit Committee and a Conflicts Committee. We do not have a compensation committee, but rather the Board of Directors of our general partner approves equity grants to directors and employees.
Audit Committee
Rules implemented by the NYSE and SEC require us to have an audit committee comprised of at least three directors who meet the independence and experience standards established by the NYSE and the Exchange Act. As required by the rules of the SEC and listing standards of the NYSE, the audit committee consists solely of independent directors. Our Audit Committee currently consists of Messrs. Vagt, Leland and Lytal, each of whom is independent under the rules of the SEC. SEC rules also require that a public company disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules. The Board of Directors of our general partner believes that each of Messrs. Leland and Vagt satisfies the definition of “audit committee financial expert” as such term is defined under the SEC’s regulations.
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
Conflicts Committee
Mr. Lytal, Mr. Leland and Ms. Hildebrandt serve on our Conflicts Committee and review specific matters that the Board believes may involve conflicts of interest and determines to submit to the Conflicts Committee for review. The Conflicts Committee will determine if the resolution of the conflict of interest is adverse to the interest of the partnership. There is no requirement that our general partner seek the approval of the Conflicts Committee for the resolution of any conflict. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Rice Energy, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the Conflicts Committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.
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
Based solely upon our review of copies of filings or written representations from the reporting persons, we believe that all reports for the executive officers and directors of our general partner and persons who beneficially own more than 10% of our common units that were required to be filed under Section 16(a) of the Exchange Act in 2016 were filed on a timely basis.

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
We make available free of charge, within the “Corporate Governance” subsection of the “Investors Relations” section of our website at http://www.ricemidstream.com and in print to any interested party who so requests, the Financial Code of Ethics, Code of Business Conduct and Ethics, our Corporate Governance Guidelines and audit committee charter. Requests for print copies may be directed to Investor Relations, Rice Midstream Partners LP, 2200 Rice Drive, Canonsburg, PA 15317, or by telephone at 1-724-271-7200. We will post on our website all waivers to or amendments of the Financial Code of Ethics and Code of Business Conduct and Ethics, which are required to be disclosed by applicable law and the NYSE’s corporate governance listing standards. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report we file with or furnish to the SEC.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Introduction
This Compensation Discussion and Analysis is designed to provide our unitholders with an explanation of our executive compensation practices and the compensation paid to the following named executive officers (“NEOs”) during 2016:

Name	Principal Executive Position(s)
Daniel J. Rice, IV	Chief Executive Officer
Grayson T. Lisenby	Senior Vice President and Chief Financial Officer
Robert R. Wingo	Senior Vice President and Chief Operating Officer
James W. Rogers	Senior Vice President, Chief Accounting & Administrative Officer, Treasurer
William E. Jordan	Senior Vice President, General Counsel and Corporate Secretary
Our general partner has the sole responsibility for conducting our business and for managing our operations, and its Board of Directors and executive officers make decisions on our behalf. The executive officers of our general partner, who are employed by Rice Energy, manage the day-to-day affairs of our business. References to “our NEOs” and “our directors” refer to the executive officers and directors of our general partner.
Our NEOs allocate their time between managing our business and affairs and that of Rice Energy. Our NEOs devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.
We and our general partner were formed in August 2014 and had no material assets or operations until the closing of our IPO on December 22, 2014. Accordingly, our general partner did not accrue any obligations with respect to compensation expenses for its directors and executive officers for any periods prior to the closing of our IPO. Because the executive officers of our general partner are employed by Rice Energy, compensation of our NEOs is determined and paid by Rice Energy, except for any awards granted under the Rice Midstream Partners LP 2014 Long-Term Incentive Plan (the “RMP LTIP”). Such compensation is reimbursed by us to Rice Energy with respect to the portion of our NEOs’ professional time spent managing our business in accordance with the terms of the omnibus agreement between our general partner and Rice Energy. Please read “Item 13. Certain Relationships and Related Transactions, and Director Independence Procedures for Review, Approval and Ratification of Related Person Transactions-Agreements with Affiliates-Omnibus Agreement” for more information about the omnibus agreement. The members of the Board of Directors of our general partner administer and make all decisions regarding awards granted to our executive officers under the RMP LTIP, and we are solely responsible for the cost of any awards granted thereunder. We do not have a compensation committee.
Compensation Philosophy
Our compensation philosophy and objectives are consistent with those set by Rice Energy, which are to seek to recruit individuals who will support our mission, vision and values and to properly motivate management with an easy to comprehend compensation package that provides the NEOs with base salaries, annual bonus and long-term incentive opportunities that are competitive with our peers. We also share Rice Energy’s commitment to “paying for performance.”
As described above, except with respect to the RMP LTIP, Rice Energy determines and pays our NEOs’ compensation. In accordance with the terms of our omnibus agreement with our general partner and Rice Energy, the amounts listed in the “Salary,” “Non-Equity Compensation Plan” and “All Other Compensation” columns of the Summary Compensation Table represent such amounts reimbursed by us to Rice Energy for our NEOs’ professional time spent managing our business. Because the Board of Directors of our general partner did not make any decisions regarding the compensation paid to our NEOs during 2016, we did not engage a compensation consultant during 2016. Rice Energy, at the direction of its compensation committee, retained Alvarez & Marsal Tax, LLC to provide counsel with respect to executive compensation programs established and paid by Rice Energy during 2016. For detailed information regarding these compensation amounts paid to our NEOs and included in our Summary Compensation Table, including how Rice Energy determines the amounts and the material terms of bonus and long-term incentive awards, please read the “Compensation Discussion & Analysis” section and accompanying compensation tables of the Rice Energy proxy statement for the 2017 Annual Meeting of Stockholders, which we expect will be filed in April 2017.
Elements of Compensation
Our NEOs receive the following principal components of compensation:

•	Base salary (which is determined, and paid by, Rice Energy, but reimbursed, in small part, by us);

•	Annual cash bonus (which is determined, and paid by, Rice Energy, but reimbursed, in small part, by us);

•	Long-term compensation under the RMP LTIP (which is determined and paid by us) and the Rice Energy LTIP (defined below, which is determined and paid by Rice Energy); and

•	Benefits (provided by Rice Energy and reimbursed, in small part, by us).

Base Salaries
Each NEO’s annual base salary is a fixed component of compensation that is related to performing specific job duties and functions. A portion of the base salary paid to our NEOs by Rice Energy is reimbursable by us to Rice Energy under the omnibus agreement. The compensation committee of Rice Energy establishes the annual base salary rate for each of the NEOs at a level necessary to retain the individual’s services in a competitive marketplace, and annually reviews the NEOs’ base salaries and makes adjustments upon consideration of factors that it deems relevant, including, but not limited to: (i) any increase or decrease in an executive’s responsibilities, (ii) the executive’s job performance, and (iii) the level of compensation paid to executives of other companies with which we and Rice Energy compete for executive talent.
Except for Mr. Wingo, the NEOs did not receive an increase in base salary for 2016, and our corresponding reimbursement to Rice Energy remained the same for 2016 as for 2015 with respect to such NEOs. Rice Energy increased Mr. Wingo’s base salary by approximately 27% in 2016 as a result of a benchmarking review of his compensation and in recognition of his increased responsibilities and the broader scope of midstream operations.
Annual Incentive Compensation
For 2016, annual bonuses were determined by Rice Energy pursuant to its 2016 annual incentive program. The Rice Energy compensation committee established annual bonus awards for the NEOs to reward achievement of Rice Energy performance goals. The amounts shown in the Summary Compensation Table reflect the portion of the annual bonuses that were earned for 2016 by the NEOs, paid by Rice Energy based on performance against metrics established by Rice Energy, and reimbursed by us under our omnibus agreement with Rice Energy. The 2016 Rice Energy annual bonus program will be described in the Rice Energy proxy statement for the 2017 Annual Meeting of Stockholders, in the section entitled “Executive Compensation - Compensation Discussion and Analysis - Elements of Compensation - 2016 Annual Incentive Awards.”
The NEOs did not receive an increase in their respective annual incentive bonus opportunities for 2016, except for Mr. Wingo, who received an increase commensurate with his 2016 base salary adjustment.
Long-Term Incentive Awards
In order to provide flexibility in our compensation program and align the interests of the individuals who provide services to us with those of our unitholders, our general partner’s Board of Directors adopted the RMP LTIP. Our NEOs are eligible to receive awards under the RMP LTIP, which provides for the grant of options, unit appreciation rights, restricted units, phantom units, dividend equivalent rights, performance awards, and other cash and unit-based awards. We bear the entire cost for equity awards granted under the RMP LTIP.
In connection with our IPO in December 2014, we granted phantom units under the RMP LTIP to each of our NEOs as compensation for their services to be provided to us. Each phantom unit granted to our NEOs vested 100% on December 19, 2016, the second anniversary of the grant date. Upon vesting the NEOs received a number of common units equal to the number of phantom units that vested. We did not grant any equity or equity-based awards to our NEOs under the RMP LTIP in 2016.
While the NEOs receive long-term compensation granted by Rice Energy under the Rice Energy 2014 Long-Term Incentive Plan (the “Rice Energy LTIP”), we do not reimburse Rice Energy for any expenses related to equity or equity-based awards granted by Rice Energy to our NEOs. As such, the values of any such awards are not included in the Summary Compensation Table below.
Other Benefits
We do not sponsor any plans or programs that provide for retirement benefits. During 2016, employees of our general partner, including the NEOs, participated in the following benefit plans offered by Rice Energy.
Health and Welfare Benefits.
Our NEOs are eligible to participate in broad-based retirement and health and welfare plans offered by Rice Energy. These arrangements include medical, dental and disability insurance, as well as health savings accounts. These benefits are provided in order to ensure that we are able to competitively attract and retain officers and other employees. This is a fixed component of compensation, and these benefits are provided on a non-discriminatory basis to all employees.
Retirement Benefits.
Rice Energy maintains a retirement plan intended to provide benefits under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby our NEOs, are allowed to contribute to a tax-qualified retirement account. Under Rice Energy’s 401(k) plan, Rice Energy provides matching contributions to the NEOs equal to 100% of the first 6% of eligible compensation contributed to the plan. Historically, Rice Energy has not maintained, and does not currently maintain, a defined benefit pension plan or a nonqualified deferred compensation plan providing for retirement benefits.
For additional information regarding Rice Energy’s programs and agreements that provide for retirement payments to our NEOs, please see the “Compensation Discussion & Analysis” section of the Rice Energy proxy statement for the 2017 Annual Meeting of Stockholders, which we expect will be filed in April 2017.
Employment, Severance or Change in Control Agreements
Employment Agreements
We are not party to employment or other agreements with our NEOs that provide for payment to them in the event of their resignation, retirement, or other termination or change of control.
Our NEOs have entered into employment agreements with Rice Energy. Under these agreements, each of our NEOs may be entitled to certain cash severance and other benefits if their employment is terminated by Rice Energy without “cause,” by the NEO for “good reason,” or in connection with death or disability. The employment agreements also provide for additional cash severance in the event a NEO is terminated without “cause” or terminates for “good reason” in connection with a change in control. The agreements provide that in the event a NEO’s employment is terminated under those circumstances, the unvested portion of his equity awards granted under the Rice Energy LTIP will vest. For more information regarding the terms and provisions of the NEOs’ employment agreements, see “Potential Payments Upon Employment Termination or Change in Control.”
The Rice Energy employment agreements with our NEOs do not provide for the payment or reimbursement of excise taxes imposed under Section 4999 of the Code. Rather, payments due upon a change of control will be reduced to the extent necessary to avoid such excise tax, unless it is determined that the net after tax benefits to an NEO would be greater if such reductions were not imposed.

We believe these provisions in the NEOs’ employment agreements with Rice Energy are consistent with market practice, are necessary to retain the NEOs, will ensure that their actions and recommendations with respect to change in control transactions are in the best interests of relevant stakeholders, and will reduce the distraction regarding the impact of such potential transactions on the employment status of a NEO.
No Hedging/Pledging Policies
Our insider trading policy prohibits hedging transactions and transactions involving derivative securities in Partnership securities, such as short selling, transactions in debt that may be convertible into our common units, trading in Partnership-based option contracts, transactions in straddles or collars, and writing puts or calls. Our insider trading policy also prohibits the purchasing by employees, officers and directors of Partnership securities on margin or pledging Partnership securities as collateral for a loan, without the prior consent of the Board of our general partner.
Tax Considerations
Because we are a partnership, and our general partner is a limited liability company, Code Section 162(m) does not apply to the compensation paid to our NEOs and, accordingly, we do not consider its impact on executive compensation.
Compensation and Risk
Our compensation program and the compensation program established by Rice Energy are designed to motivate and reward our executive officers and other employees for their performance during the fiscal year and over the long-term and for taking appropriate business risks. Based on its review of the risk mitigating components of our compensation programs, our Board of Directors concluded that our compensation programs do not encourage executives or other employees to take inappropriate risks that are reasonably likely to have a material adverse effect on us.
Compensation Committee Report
Neither we nor our general partner has a compensation committee. The Board of Directors of our general partner has reviewed and discussed the Compensation Discussion and Analysis set forth above and based on this review and discussion has approved it for inclusion in this Form 10-K.
The Board of Directors of Rice Midstream Partners LP:
Daniel J. Rice IV
Robert R. Wingo
Daniel J. Rice III
Robert F. Vagt*
D. Mark Leland*
James H. Lytal*
Stephanie C. Hildebrandt*
* Independent under the independence standards set forth in the NYSE rules.
Summary Compensation Table
The following table provides compensation information regarding our NEOs: (i) Mr. Daniel J. Rice IV, our principal executive officer, (ii) Mr. Grayson T. Lisenby, our principal financial officer, and (iii) the three other most highly compensated executives during 2016, Messrs. Wingo, Rogers and Jordan.
The following table summarizes the total compensation to our NEOs for services rendered to us. Other than with respect to equity incentive awards granted to our NEOs under the RMP LTIP, for which we bear the entire cost, the amounts reported in the table below reflect only the compensation reimbursed by us to Rice Energy under the omnibus agreement with respect to our NEOs for the period presented, which we believe most accurately reflects the total compensation paid to the NEOs for services provided to us. We do not reimburse Rice Energy for any expenses related to equity or equity-based awards granted by Rice Energy to our NEOs and, as such, the values of any such awards are not included in the table below. For the avoidance of doubt, the amounts reported in the table below do not reflect the aggregate compensation received by these individuals for all services to Rice Energy and its affiliates, including us and our general partner. The amounts reported in the table are intended only to represent the compensation received by our NEOs during the stated periods for services rendered to us.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Daniel J. Rice, IV, Chief Executive Officer	2016	80,000	—	114,240	478	194,718
	2015	40,000	—	55,897	1,590	97,487
	2014	3,449	250,008	4,503	106	258,066
Grayson T. Lisenby,(5) Sr. Vice President and Chief Financial Officer	2016	80,000	—	114,240	1,435	195,675
	2015	40,000	—	55,897	—	95,897
Robert R. Wingo, Sr. Vice President, Chief Operating Officer	2016	175,000	—	234,728	3,646	413,374
	2015	137,500	—	76,150	7,950	221,600
	2014	3,119	399,993	2,062	187	405,361
James W. Rogers,(6) Sr. Vice President, Chief Accounting & Administrative Officer, Treasurer	2016	70,000	—	93,891	1,458	165,349
William E. Jordan, Sr. Vice President, General Counsel and Corporate Secretary	2016	73,000	—	96,018	1,452	170,470
	2015	—	—	—	—	—
	2014	2,947	399,993	3,971	160	407,071

(1)
Represents the portion of the base salary paid to our NEOs by Rice Energy that was reimbursable by us under the omnibus agreement. Messrs. Rice IV and Wingo also serve as members of our Board of Directors, but do not receive compensation for such service.

(2)	No awards were granted under the RMP LTIP to the NEOs in 2016.

(3)
Amounts reflect the portion of the annual bonuses earned for 2016, paid by Rice Energy based on performance against metrics established by Rice Energy, and reimbursable by us under our omnibus agreement with Rice Energy. The Rice Energy annual bonus program will be described in the Rice Energy proxy statement for the 2017 Annual Meeting of Stockholders, in the section entitled “Executive Compensation - Compensation Discussion and Analysis - Elements of Compensation - 2016 Annual Incentive Awards.”

(4)	Amounts reported in the “All Other Compensation” column reflect the portion of matching contributions made by Rice Energy to the NEOs’ 401(k) plan accounts that were reimbursed by us.

(5)	Mr. Lisenby was not a named executive officer in 2014.

(6)	Mr. Rogers was not a named executive officer in 2014 or 2015.
Grants of Plan-Based Awards Table in 2016
The following table sets forth the threshold, target and maximum values for the portion of the 2016 awards granted under Rice Energy’s annual bonus program for which we reimbursed Rice Energy. The amount of the bonus actually paid by Rice Energy for 2016 performance and reimbursed by us pursuant to our omnibus agreement with Rice Energy is reported above in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Percentage of Award Reimbursed by Rice Midstream Partners to Rice Energy	Threshold ($)	Target ($)	Maximum ($)
Daniel J. Rice IV	20%	32,000	64,000	128,000
Grayson T. Lisenby	20%	32,000	64,000	128,000
Robert R. Wingo	50%	65,748	131,495	262,990
James W. Rogers	20%	26,299	52,598	105,196
William E. Jordan	20%	27,400	54,800	109,600

(1)	Annual incentive plan awards granted under the Rice Energy Annual Incentive Bonus Plan.
Outstanding Equity Awards at Fiscal Year-End 2016
There were no outstanding equity awards of the Partnership held by our NEOs at December 31, 2016.
Stock Vested in 2016
The following table provides information concerning equity awards that vested or were exercised by our NEOs during the 2016 fiscal year.

	Stock Awards
Name	Number of Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Daniel J. Rice IV	15,152	348,193
Grayson T. Lisenby	15,152	348,193
Robert R. Wingo	24,242	557,081
James W. Rogers	15,152	348,193
William E. Jordan	24,242	557,081

(1)
The equity awards that vested during the 2016 fiscal year consist of phantom unit awards granted under the RMP LTIP that vested in a single installment on December 19, 2016. Upon vesting, each NEO received one common unit for each phantom unit.

(2)
The amounts reflected in this column represent the aggregate market value realized by each NEO, computed based on the closing price of our common units on the vesting date, December 19, 2016, which was $22.98 per unit.

Potential Payments Upon Termination or Change in Control
As stated above, we do not have any agreements with our NEOs that provide for payment to them in the event of their resignation, retirement, or other termination or in the event of a change of control. Since our NEOs primarily are compensated by Rice Energy, their potential payments upon a termination of employment or in the event of a change of control will be described in the Rice Energy proxy statement for the 2017 Annual Meeting of Stockholders, in the section entitled “Executive Compensation - Potential Payments Upon Termination or Change in Control.”
Director Compensation
Officers and employees of Rice Energy, and members of the Rice family who also serve as directors of our general partner, do not receive additional compensation for such service. Messrs. Rice IV and Wingo did not receive additional compensation for serving as directors. Their compensation for services provided as our executives is reported in the Summary Compensation Table. Generally, compensation for directors of our general partner consists of (a) an annual cash retainer of $250,000 for the chairman of the Board, $100,000 for committee chairmen, and $90,000 for all other such directors, each of which is paid on a quarterly basis, and (b) an annual equity award valued at approximately $250,000 for the Chairman of the Board, $170,000 for committee chairmen, and $165,000 for all other such directors.

During 2016, Messrs. D. Mark Leland and James H. Lytal and Ms. Stephanie C. Hildebrandt were the only individuals who received compensation for their services as directors of our general partner. Mr. Vagt was eligible, but declined to receive compensation for his service on the Board of our general partner in 2016. The equity awards granted to Messrs. Leland and Lytal and Ms. Hildebrandt during 2016 were phantom units which will vest and be settled in our common units on the first anniversary of the date of grant, so long as they continue to provide services to us through that date.
In addition, each director will be reimbursed for out-of-pocket expenses incurred in connection with attending Board and committee meetings and will be fully indemnified by us for actions associated with serving as a director to the fullest extent permitted under Delaware law.
The following table includes information regarding non-executive director compensation for the year ended December 31, 2016.

2016 Director Compensation Table
Director(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
Daniel J. Rice III	—	—	—
Robert F. Vagt	—	—	—
D. Mark Leland	100,000	170,006	270,006
James. H. Lytal	100,000	170,006	270,006
Stephanie C. Hildebrandt(3)	71,755	200,709	272,464

(1)
Messrs. Rice III and Vagt did not receive any additional compensation for their service as a member of our general partner’s Board of Directors during 2016. Messrs. Rice IV and Wingo, who are executive officers of our general partner, also do not receive additional compensation for serving as directors of the general partner.

(2)
Amounts reflect the grant date fair value of phantom units granted to Messrs. Leland and Lytal and Ms. Hildebrandt in connection with their respective service as directors during 2016, calculated in accordance with FASB ASC Topic 718. The amounts reflected are calculated based on the number of units granted multiplied by the closing price of units on the day prior to the date of grant. A discussion of these assumptions is found at Note 6 to our audited financial statements for the fiscal year ended December 31, 2016 included in this Annual Report on Form 10-K.

As of December 31, 2016, Messrs. Leland and Lytal and Ms. Hildebrandt held 9,295, 9,295 and 11,762 phantom units, respectively, which will be settled in our common units. These grants were as follows:

Director	Grant Date	Number of Phantom Units	Grant Date Fair Value
D. Mark Leland	6/1/2016	9,295	$170,006
James. H. Lytal	6/1/2016	9,295	$170,006
Stephanie C. Hildebrandt	3/16/2016	2,741	$35,715
	6/1/2016	9,021	$164,994

(3)	Ms. Hildebrandt joined the Board on March 16, 2016. Her annual cash retainer has been prorated to coincide with her length of service.
Compensation Committee Interlocks and Insider Participation
As previously discussed, the Board of Directors of our general partner is not required to maintain, and does not maintain, a compensation committee. Messrs. Rice IV and Wingo, who are members of the Board of Directors of our general partner, are also executive officers of Rice Energy. However, all compensation decisions with respect to each of Messrs. Rice IV and Wingo are made by the compensation committee of Rice Energy, and, as described above, neither individual receives any compensation directly from us or our general partner for their service as a director.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the beneficial ownership of our common and subordinated units as of February 27, 2017 held by:

•	our general partner;

•	beneficial owners of 5% or more of our common units;

•	each director and named executive officer; and

•	all of our directors and executive officers as a group.
The amounts and percentage of our common units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all common units shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise noted, the address for each beneficial owner listed below is 2200 Rice Drive, Canonsburg, Pennsylvania 15317.

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Common Units Beneficially Owned(2)	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned(2)
Rice Energy(3)	3,623	*	28,753,623	100%	28.1%
OppenheimerFunds, Inc.(4)	10,878,787	14.8%	—	—	10.6%
Harvest Fund Advisors(5)	7,365,143	10.0%	—	—	7.2%
Tortoise Capital Advisors, LLC(6)	6,198,782	8.4%	—	—	6.1%
Goldman Sachs Asset Management(7)	5,524,676	7.5%	—	—	5.4%
Daniel J. Rice IV	11,380	*	—	—	*
Robert R. Wingo	29,108	*	—	—	*
Grayson T. Lisenby	27,007	*	—	—	*
James W. Rogers	24,380	*	—	—	*
William E. Jordan	22,611	*	—	—	*
Daniel J. Rice III	—	—	—	—	—
Robert F. Vagt	—	—	—	—	—
D. Mark Leland	44,016	*	—	—	*
James H. Lytal	8,271	—	—	—	—
Stephanie C. Hildebrandt	—
All directors and executive officers as a group (10 persons)	166,773	*	—	—	*

*	Less than one percent.

(1)
This column does not include 9,295, 9,295, and 11,762 phantom units held by Messrs. Leland and Lytal and Ms. Hildebrandt, respectively, that were granted in connection with their respective service as directors and which will cliff vest at the end of the requisite service period in our common units.

(2)	Percentages of beneficial ownership are based on 73,519,133 common units and 28,753,623 subordinated units outstanding as of February 27, 2017.

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

(4)	The address of the beneficial owner is 225 Liberty Street, New York, NY 10281.

(5)	The address of the beneficial owner is 100 W. Lancaster Avenue, Suite 200, Wayne, PA 19087.

(6)	The address of the beneficial owner is 11550 Ash Street, Suite 300, Leawood, Kansas 66211.

(7)	The address of the beneficial owner is 200 West Street, New York, NY 10282.

The following table sets forth the number of shares of common stock of Rice Energy owned by each of the named executive officers and directors of our general partner and all directors and executive officers of our general partner as a group as of February 27, 2017:

Name of Beneficial Owner	Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned
Daniel J. Rice IV (2)	159,586	*
Grayson T. Lisenby (3)	156,689	*
Robert R. Wingo (4)	3,818	*
James W. Rogers	24,627	*
William E. Jordan	45,166	*
Daniel J. Rice III (5)	2,556,844	1.3%
Robert F. Vagt (6)	37,085	*
D. Mark Leland	—	*
James H. Lytal	—	—
Stephanie C. Hildebrandt	—	—
All directors and executive officers as a group (10 persons)	2,983,815	1.5%
*Less than one percent.
(1)    Based upon an aggregate of 203,511,492 shares outstanding as of February 27, 2017.

(2)	This number does not include 63,256 restricted stock units or any unearned performance stock units that have been issued to Mr. Rice under Rice Energy’s equity incentive plans.

(3)	This number does not include 56,219 restricted stock units or any unearned performance stock units that have been issued to Mr. Lisenby under Rice Energy’s equity incentive plans.

(4)	This number does not include 40,904 restricted stock units or any unearned performance stock units that have been issued to Mr. Wingo under Rice Energy’s equity incentive plans.

(5)	This number does not include 49,183 restricted stock units or any unearned performance stock units that have been issued to Mr. Rogers under Rice Energy’s equity incentive plans.

(6)	This number does not include 51,301 restricted stock units or any unearned performance stock units that have been issued to Mr. Jordan under Rice Energy’s equity incentive plans.

(7)	This number does not include 12,346 restricted stock units that have been issued to Mr. Vagt under Rice Energy’s equity incentive plans.
Equity Compensation Plan Information
The following table provides information regarding securities authorized for issuance under our equity compensation plan as of December 31, 2016:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (3)
Equity compensation plans approved by security holders	30,352	—	7,070,248
Equity compensation plans not approved by security holders	—	—	—
Total	30,352	—	7,070,248

(1)
The amounts in column (a) of this table reflect only phantom units that are settled in our common units that have been granted under the RMP LTIP. No equity or equity-based awards have been granted by us other than phantom units under the RMP LTIP.

(2)	This column is not applicable because phantom units do not have an exercise price.

(3)
The figures in this column reflect the total number of common units remaining available for future issuance under the RMP LTIP as of December 31, 2016. Such figures take into account 7.5 million units provided under the RMP LTIP less phantom unit awards which have vested or remain outstanding at December 31, 2016. The RMP LTIP was adopted by our general partner in connection with but prior to the closing of our IPO and provides for the grant of a wide variety of cash and equity awards. For additional information about the RMP LTIP and the awards granted thereunder, please read “Item 11. Executive Compensation.” For a summary of the material terms of the RMP LTIP, please refer to the section of our Registration Statement on Form S-1 initially filed with the SEC on December 8, 2014, entitled “Management-Long-Term Incentive Plan.”

Item 13. Certain Relationships and Related Transactions, and Director Independence Procedures for Review, Approval and Ratification of Related Person Transactions
GP Holdings owns 3,623 common units and 28,753,623 subordinated units representing an aggregate approximately 28% limited partner interest in us and all of the incentive distribution rights. Rice Energy owns and controls (and appoints all the directors of) our general partner, which owns a non-economic general partner interest in us.
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
• the incentive distribution rights; and
• approximately $414.4 million of the net proceeds from our IPO, $195.3 million of which represents a reimbursement of capital expenditures incurred by Rice Energy on our behalf and $219.1 million of which represents a distribution to Rice Energy.

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
Agreements with Affiliates
Registration Rights Agreement
On December 22, 2014, in connection with the closing of our IPO, we entered into a registration rights agreement with Rice Energy pursuant to which we may be required to register the sale of the (i) common units issued (or issuable) to Rice Energy pursuant to the contribution agreement, (ii) subordinated units and (iii) common units issuable upon conversion of subordinated units pursuant to the terms of the partnership agreement (together, the “Registrable Securities”) it holds. Under the registration rights agreement, Rice Energy will have the right to request that we register the sale of Registrable Securities held by it, and Rice Energy will have the right to require us to make available shelf registration statements permitting sales of Registrable Securities into the market from time to time over an extended period, subject to certain limitations. Pursuant to the registration rights agreement and our partnership agreement, we may be required to undertake a future public or private offering and use the proceeds (net of underwriting or placement agency discounts, fees and commissions, as applicable) to redeem an equal number of common units from them. In addition, the registration rights agreement gives Rice Energy “piggyback” registration rights under certain circumstances. The registration rights agreement also includes provisions dealing with indemnification and contribution and allocation of expenses. All of the Registrable Securities held by Rice Energy and any permitted transferee will be entitled to these registration rights.

Omnibus Agreement
On December 22, 2014, in connection with the closing of our IPO, we entered into an omnibus agreement with our general partner, Rice Midstream Holdings and Rice Energy, pursuant to which:

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
Rice Energy will indemnify us for three years after the closing date of our IPO against certain environmental and other liabilities for events and conditions associated with the operation of our assets that occurred or existed on or before the closing of our IPO. The maximum liability of Rice Energy for this indemnification obligation will not exceed $15 million and Rice Energy will not have any obligation under this indemnification until our aggregate losses exceed $250,000. Rice Energy will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws enacted or promulgated after December 22, 2014, the closing date of our IPO.
In addition, Rice Energy will indemnify us for three years after December 22, 2014, the closing date of our IPO, for losses attributable to title defects and failures to obtain consents or permits necessary for the operation of our assets. Rice Energy will also indemnify us for any event or condition related to the assets retained by Rice Energy and income taxes attributable to pre-closing operations.
We have agreed to indemnify Rice Energy against all losses, including environmental liabilities, related to the operation of our assets after the closing of our IPO, to the extent Rice Energy is not required to indemnify us. There is no limit on the amount for which we will indemnify Rice Energy under the omnibus agreement. As a result, we may incur such expenses in the future, which may be substantial.
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
Secondment Agreement
On December 22, 2014, concurrently with the closing of our IPO, we and Rice Energy entered into a secondment agreement pursuant to which specified employees of Rice Energy will be seconded to us to provide operating and other services with respect to our business under the direction, supervision and control of us or our general partner. We will reimburse Rice Energy for the services provided by the seconded employees pursuant to the secondment agreement.
Other Contractual Relationships with Rice Energy
Gas Gathering and Compression Agreement
On December 22, 2014, we entered into a 15 year, fixed fee gas gathering and compression agreement with Rice Energy under which we have agreed to gather natural gas on our Washington County and Greene County gathering systems and provide compression services. Under the agreement, we will charge Rice Energy a gathering fee of $0.30 per Dth and a compression fee of $0.07 per Dth per stage of compression, each subject to annual adjustment for inflation based on the Consumer Price Index. This agreement covers approximately 186,000 gross acres of Rice Energy’s acreage position in the dry gas core of the Marcellus Shale in southwestern Pennsylvania as of December 31, 2016 and any future acreage it acquires within these counties, excluding certain production subject to a pre-existing third-party dedication.

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
We will be obligated to connect all of Rice Energy’s wells that produce gas from the area dedicated to us under the gas gathering and compression agreement that (i) were completed as of the closing date of our IPO, (ii) are included in Rice Energy’s initial development plan for drilling activity for the period from the closing date of our IPO through December 31, 2017 or (iii) are within five miles of our gas gathering system on the date Rice Energy provides us with notice that a new well pad is expected to require gathering services. For wells other than those described in the preceding sentence, we and Rice Energy will negotiate in good faith an appropriate gathering fee. If we cannot reach agreement with Rice Energy on a gathering fee for any such additional well, Rice Energy will have the option to have us connect such well to our gathering systems for a gathering fee of $0.30 per Dth and bear the incremental cost of constructing the connection to such well in excess of the cost we would have incurred to connect a well located on the five-mile perimeter, or Rice Energy will cause such well to be released from our dedication under the gas gathering and compression agreement.
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
Pipeline, Construction, Ownership and Operating Agreement
A subsidiary of Rice Energy is party to a Pipeline, Construction, Ownership and Operating Agreement, or the Whipkey Agreement, pursuant to which it owns a 60% working interest in a joint venture that owns a natural gas gathering pipeline in Greene County, Pennsylvania. The gathering pipeline owned by the joint venture is connected to seven producing wells operated by Rice Energy. The Whipkey Agreement was contributed to us in connection with the closing of our IPO. We recognized approximately $0.2 million, $3.0 million and $0.6 million of revenue, respectively, during the years ended December 31, 2014, December 31, 2015 and December 31, 2016 pursuant to the Whipkey Agreement.
Procedures for Review, Approval and Ratification of Transactions with Related Persons
In connection with the closing of our IPO, the board of directors of our general partner adopted policies for the review, approval and ratification of transactions with related persons. The board adopted a written code of business conduct and ethics, under which a director would be expected to bring to the attention of our chief executive officer or the board any conflict or potential conflict of interest that may arise between the director or any affiliate of the director, on the one hand, and us or our general partner on the other. The resolution of any such conflict or potential conflict should, at the discretion of the board in light of the circumstances, be determined by a majority of the disinterested directors.
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
Under the provisions of our Code of Business Conduct and Ethics, any executive officer will be required to avoid conflicts of interest unless approved by the board of directors of our general partner.
The Code of Business Conduct and Ethics described above was adopted in connection with the closing of our IPO, and as a result, the transactions described above that were entered into at or prior to completion of our IPO were not reviewed according to such procedures.

Item 14. Principal Accountant Fees and Services
Ernst & Young LLP (“E&Y”) served as our independent auditor for the fiscal years ended December 31, 2016 and 2015. The following table presents fees billed for professional audit services rendered by E&Y for the audit of our annual financial statements for the years ended December 31, 2016 and 2015, and fees for other services rendered by E&Y.

(in thousands)	2016	2015
Audit Fees(1)	$740.0	$542.5
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$740.0	$542.5

(1)
For fiscal year 2016 and 2015, includes E&Y fees for professional services provided in connection with (a) audit of our financial statements and internal control over financial reporting (2016 only), (b) review of our quarterly consolidated financial statements and (c) review of our filings with the SEC, including review of registration statements, comfort letters and consents.

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
The audit committee has approved the appointment of E&Y as our independent auditor to conduct the audit of our consolidated financial statements for the year ending December 31, 2017.

PART IV
Item 15. Exhibits and Financial Statement Schedules

a.	The following documents are filed as a part of this Annual Report on Form 10-K or incorporated herein by reference:
(1) Financial Statements:
See Item 8. Financial Statements and Supplementary Data.
(2) Financial Statement Schedules:
None.
(3) Exhibits:
The exhibits listed on the accompanying index to exhibits (pages 113 through 114) are filed as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICE MIDSTREAM PARTNERS LP

By:	Rice Midstream Management LLC, its general partner
By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer
March 1, 2017
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title (Position with Rice Midstream Management LLC)	Date

/s/ Daniel J. Rice IV	Director, Chief Executive Officer	March 1, 2017
Daniel J. Rice IV	(Principal Executive Officer)

/s/ Grayson T. Lisenby	Senior Vice President and Chief Financial Officer	March 1, 2017
Grayson T. Lisenby	(Principal Financial Officer)

/s/ James W. Rogers	Senior Vice President, Chief Accounting &	March 1, 2017
James W. Rogers	Administrative Officer, Treasurer
(Principal Accounting Officer)

/s/ Robert R. Wingo	Director, Senior Vice President, Chief Operating Officer	March 1, 2017
Robert R. Wingo

/s/ Daniel J. Rice III	Director	March 1, 2017
Daniel J. Rice III

/s/ Robert F. Vagt	Director	March 1, 2017
Robert F. Vagt

/s/ D. Mark Leland	Director	March 1, 2017
D. Mark Leland

/s/ James H. Lytal	Director	March 1, 2017
James H. Lytal

/s/ Stephanie C. Hildebrant	Director	March 1, 2017
Stephanie C. Hildebrant

Index to Exhibits
Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1***
Purchase and Sale Agreement, dated as of November 4, 2015, by and between Rice Energy Inc. and Rice Midstream Partners LP (incorporated by reference to Exhibit 2.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on November 5, 2015).

2.2***
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

4.2
Registration Rights Agreement, dated October 7, 2016, by and among Rice Midstream Partners LP and the Purchasers named on Schedule A thereto (incorporated by reference to Exhibit 4.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on October 11, 2016).

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

10.7
Second Amendment to Credit Agreement, dated as of October 19, 2016, among Rice Midstream Partners LP, Rice Midstream OpCo LLC, the guarantors party thereto, Wells Fargo Bank, N.A., as administrative agent and the lenders party thereto, Barclays Bank PLC as syndication agent, Wells Fargo Securities, LLC and Barclays Bank PLC as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on October 25, 2016).

10.8
Employee Secondment Agreement, dated as of December 22, 2014, by and between Rice Energy Inc. and Rice Midstream Partners LP (incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on December 22, 2014).

10.9†
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

10.11†
Form of Phantom Unit Agreement- Cash Settled under the Rice Midstream Partners LP 2014 Long- Term Incentive Plan (incorporated by reference to Exhibit 4.5 of the Partnership’s Registration Statement on Form S-8 (File No. 333-201169) filed with the Commission on December 19, 2014).

10.12
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

10.14
Amended and Restated Water Services Agreement, dated as of November 4, 2015, by and between Rice Drilling B LLC and Rice Water Services (PA) LLC (incorporated by reference to Exhibit 10.2 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on November 5, 2015).

10.15
Amended and Restated Water Services Agreement, dated as of November 4, 2015, by and between Rice Drilling D LLC and Rice Water Services (OH) LLC (incorporated by reference to Exhibit 10.3 of the Partnership’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on November 5, 2015).

21.1*	List of Subsidiaries of Rice Midstream Partners LP.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Executive Officer.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.

*	Filed herewith.
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

GLOSSARY OF TERMS
The following are abbreviations and definitions of certain terms used in this document, which are commonly used in our industry:
“Bcfe.” One billion cubic feet of natural gas equivalent, determined by using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate of natural gas liquids.
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
MMgal/d: One million gallons per day.
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