Form 10-Q
period 2017-03-31
Rice Midstream Partners LP
filed 2017-05-04
CIK 1620928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

At May 2, 2017, there were 102,272,756 units (consisting of 73,519,133 common units and 28,753,623 subordinated units) outstanding.

RICE MIDSTREAM PARTNERS LP
QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements.” All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”) on file with the Securities and Exchange Commission (the “SEC”).
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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our gathering and compression and water services businesses. These risks include, but are not limited to, commodity price volatility; inflation; environmental risks; regulatory changes; the uncertainty inherent in projecting future throughput volumes, cash flow and access to capital; the timing of development expenditures of Rice Energy or our other customers; and the other risks described under “Item 1A. Risk Factors” in the 2016 Annual Report.
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

PART I

Rice Midstream Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$12,990	$21,834
Accounts receivable	7,126	8,758
Accounts receivable - affiliate	15,035	11,838
Prepaid expenses, deposits and other	115	64
Total current assets	35,266	42,494

Property and equipment, net	830,039	805,027
Deferred financing costs, net	11,542	12,591
Goodwill	494,580	494,580
Intangible assets, net	44,124	44,525
Total assets	$1,415,551	$1,399,217

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$6,848	$4,172
Accrued capital expenditures	11,951	9,074
Other accrued liabilities	7,139	8,376
Total current liabilities	25,938	21,622

Long-term liabilities:
Long-term debt	190,000	190,000
Other long-term liabilities	5,967	5,189
Total liabilities	221,905	216,811

Partners’ capital:
Common units (73,519,133 issued and outstanding at March 31, 2017 and December 31, 2016)	1,283,901	1,276,036
Subordinated units (28,753,623 issued and outstanding at March 31, 2017 and December 31, 2016)	(90,255)	(93,630)
Total partners’ capital	1,193,646	1,182,406
Total liabilities and partners’ capital	$1,415,551	$1,399,217

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except unit data)	2017	2016
Operating revenues:
Affiliate	$52,797	$44,385
Third-party	9,953	10,158
Total operating revenues	62,750	54,543

Operating expenses:
Operation and maintenance expense	8,179	8,611
General and administrative expense (1)	5,839	4,676
Depreciation expense	7,621	5,370
Acquisition costs	—	73
Amortization of intangible assets	402	408
Other expense (income)	113	(212)
Total operating expenses	22,154	18,926

Operating income	40,596	35,617
Other income	11	—
Interest expense	(1,943)	(1,047)
Amortization of deferred finance costs	(1,049)	(144)
Net income	$37,615	$34,426

Calculation of limited partner interest in net income:
Net income	$37,615	$34,426
Less: General partner interest in net income attributable to incentive distribution rights	1,239	—
Limited partner net income	$36,376	$34,426

Net income per limited partner unit:
Common units (basic)	$0.36	$0.49
Common units (diluted)	$0.36	$0.48
Subordinated units (basic and diluted)	$0.36	$0.49

Cash distributions declared per limited partner unit:
Common units	$0.2608	$0.2100
Subordinated units	$0.2608	$0.2100

(1)	General and administrative expense includes charges from Rice Energy of $4.9 million and $4.3 million for the three months ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$37,615	$34,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,621	5,370
Amortization of intangibles	402	408
Amortization of deferred financing costs	1,049	144
Equity compensation expense	132	919
Changes in operating assets and liabilities:
Accounts receivable and receivable from affiliate	(1,566)	(7,775)
Prepaid expenses and other assets	(52)	(47)
Accounts payable and payable to affiliate	1,863	(102)
Accrued liabilities and other	(855)	3,092
Net cash provided by operating activities	46,209	36,435

Cash flows from investing activities:
Capital expenditures	(28,506)	(36,243)
Net cash used in investing activities	(28,506)	(36,243)

Cash flows from financing activities:
Proceeds from borrowings	—	28,000
Repayments of borrowings	—	(12,000)
Additions to deferred financing costs	(40)	(82)
Contributions from parent	—	39
Distributions to related parties	(8,091)	(5,650)
Distributions to public unitholders	(18,416)	(8,284)
Net cash (used in) provided by financing activities	(26,547)	2,023

Net (decrease) increase in cash	(8,844)	2,215
Cash at the beginning of the year	21,834	7,597
Cash at the end of the period	$12,990	$9,812

(in thousands)
Supplemental disclosure of cash flow information:
Capital expenditures financed by accounts payable	$3,008	$8,612
Capital expenditures financed by accrued capital expenditures	$11,951	$13,716

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Partners’ Capital
(Unaudited)

	Limited Partners
(in thousands)	Common	Subordinated & Incentive Distribution Right Holders	Total
Balance, January 1, 2016	$624,557	$(112,723)	$511,834
Contributions from parent	—	39	39
Equity compensation expense	1,032	—	1,032
Distributions to unitholders	(8,284)	(5,650)	(13,934)
Net income	20,468	13,958	34,426
Balance, March 31, 2016	$637,773	$(104,376)	$533,397

Balance, January 1, 2017	$1,276,036	$(93,630)	$1,182,406
Equity compensation expense	132	—	132
Distributions to unitholders	(18,416)	(8,091)	(26,507)
Net income	26,149	11,466	37,615
Balance, March 31, 2017	$1,283,901	$(90,255)	$1,193,646

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
The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared by the Partnership’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Partnership’s financial position as of March 31, 2017 and December 31, 2016 and its condensed consolidated statements of operations, cash flows and partners’ capital for the three months ended March 31, 2017 and 2016.

2.	Acquisitions
On September 26, 2016, the Partnership entered into a Purchase and Sale Agreement by and between the Partnership and Rice Energy (the “Midstream Purchase Agreement”). Pursuant to the terms of the Midstream Purchase Agreement, and following the close of Rice Energy’s acquisition of Vantage Energy, LLC and Vantage Energy II, LLC (collectively, “Vantage”) and their subsidiaries (the “Vantage Acquisition”), on October 19, 2016, the Partnership acquired from Rice Energy all of the outstanding membership interests of Vantage Energy II Access, LLC and Vista Gathering, LLC (the “Vantage Midstream Entities”). The Vantage Midstream Entities own midstream assets, including approximately 30 miles of dry gas gathering and compression assets and water assets. In consideration for the acquisition of the Vantage Midstream Entities (the “Vantage Midstream Asset Acquisition”), the Partnership paid Rice Energy $600.0 million in aggregate consideration, which the Partnership paid in cash with the net proceeds of its private placement of common units (the “2016 Private Placement”) of $441.0 million and borrowings under its revolving credit facility (defined in Note 3) of $159.0 million. The preliminary purchase price allocation ascribed approximately $144.6 million to property and equipment and $455.4 million to goodwill. The Partnership’s acquisition of the Vantage Midstream Entities from Rice Energy is accounted for as a combination of entities under common control at historical cost. As the Vantage Midstream Asset Acquisition occurred concurrently with the Vantage Acquisition, no predecessor period existed which would warrant retrospective recast of our financial statements. In connection with the Vantage Midstream Asset Acquisition, the Partnership acquired a 67.5% interest in the Wind Ridge gathering system previously owned by Access Midstream Partners for approximately $14.3 million, of which $10.9 million was ascribed to property and equipment and $3.4 million to goodwill.
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
Post-Acquisition Operating Results
The Vantage Midstream Entities contributed the following to the Partnership’s consolidated operating results for the three months ended March 31, 2017.

(in thousands)
Operating revenues	$12,180
Net income	$7,694
Unaudited Pro Forma Information

The following unaudited pro forma combined financial information presents the Partnership’s results as though the acquisition of the Vantage Midstream Entities and the 2016 Private Placement had been completed at January 1, 2016.

Pro Forma
(in thousands, except per share data)	Three Months Ended March 31, 2016
Operating revenues	$73,150
Limited partner net income	$45,088
Earnings per common unit (basic)	$0.49
Earnings per common unit (diluted)	$0.49
Earnings per subordinated units	$0.49

3.	Long-Term Debt
On December 22, 2014, Rice Midstream OpCo LLC, the Partnership’s wholly-owned subsidiary (“Rice Midstream OpCo”), entered into a revolving credit agreement (as amended, the “revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders.
As of March 31, 2017, the revolving credit facility provided for lender commitments of $850.0 million, with an additional $200.0 million of commitments available under an accordion feature, subject to lender approval. As of March 31, 2017, Rice Midstream OpCo had $190.0 million borrowings outstanding and no letters of credit outstanding under this facility, resulting in availability of $660.0 million as of March 31, 2017. The average daily outstanding balance of the credit facility was approximately $190.0 million and interest was incurred on the facility at a weighted average annual interest rate of 2.8% during the three months ended March 31, 2017. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes. The Partnership and its restricted subsidiaries are the guarantors of the obligations under the revolving credit facility, which matures on December 22, 2019.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect, and base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect. The carrying amount of the revolving credit facility is comprised of borrowings for which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value as of March 31, 2017 and represents a Level 1 measurement. Rice Midstream OpCo also pays a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
The Partnership’s revolving credit facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the revolving credit facility to be immediately due and payable. The Partnership was in compliance with such covenants and ratios effective as of March 31, 2017.
Interest paid in cash was approximately $1.9 million for the three months ended March 31, 2017.

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
Lease Obligations
The Partnership has lease obligations for compression equipment under existing contracts with third parties. Rent expense included in operation and maintenance expense for the three months ended March 31, 2017 and 2016 was $0.4 million and $0.4 million, respectively. Future payments for this equipment as of March 31, 2017 totaled $4.7 million (remainder of 2017: $1.1 million; 2018: $1.2 million; 2019: $1.2 million; 2020: $0.6 million; 2021: $0.3 million and thereafter: $0.3 million).

Water Assets Conveyance
In consideration for the acquisition of Rice Energy’s Pennsylvania and Ohio fresh water distribution systems and related facilities (the “Water Assets”), the Partnership paid Rice Energy $200.0 million in cash plus an additional amount, if certain of the conveyed systems’ capacities increased by 5.0 MMgal/d on or prior to December 31, 2017, equal to $25.0 million less the capital expenditures expended by the Partnership to achieve such increase, in accordance with the terms of the Purchase and Sale Agreement, by and between the Partnership and Rice Energy dated November 4, 2015. The Partnership has not recorded a contingent liability associated with the additional consideration as the required capacity increases were not considered probable as of March 31, 2017.

5.	Partners’ Capital
The following table presents the Partnership’s common and subordinated units issued from January 1, 2016 through March 31, 2017:

	Limited Partners
	Common	Subordinated	Total
Balance, January 1, 2016	42,163,749	28,753,623	70,917,372
Equity offering in June 2016	9,200,000	—	9,200,000
Equity offering in October 2016	20,930,233	—	20,930,233
Common units issued under ATM program	944,700	—	944,700
Vested phantom units, net	280,451	—	280,451
Balance, December 31, 2016	73,519,133	28,753,623	102,272,756

Balance, March 31, 2017	73,519,133	28,753,623	102,272,756
As of March 31, 2017, GP Holdings owned approximately 28% of the Partnership consisting of 3,623 common units, 28,753,623 subordinated units and all of the incentive distribution rights.

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
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the Rice Midstream Partners LP 2014 Long-Term Incentive Plan (the “LTIP Plan”), were exercised, settled or converted into common units. When it is determined that potential common units should be included in diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method.

The following table presents Partnership’s calculation of net income per limited partner unit for common and subordinated limited partner units.

	Three Months Ended March 31,
(in thousands, except unit data)	2017	2016
Net income	$37,615	$34,426
Less: General partner interest in net income attributable to incentive distribution rights	1,239	—
Limited partner net income	$36,376	$34,426

Net income allocable to common units	$26,149	$20,468
Net income allocable to subordinated units	10,227	13,958
Limited partner net income	$36,376	$34,426

Weighted-average limited partner units outstanding - basic:
Common units	73,519,133	42,163,749
Subordinated units	28,753,623	28,753,623
Total	102,272,756	70,917,372

Weighted-average limited partner units outstanding - diluted:
Common units (1)	73,542,881	42,387,313
Subordinated units	28,753,623	28,753,623
Total	102,296,504	71,140,936

Net income per limited partner unit - basic:
Common units	$0.36	$0.49
Subordinated units	0.36	0.49
Total	$0.36	$0.49

Net income per limited partner unit - diluted:
Common units	$0.36	$0.48
Subordinated units (2)	0.36	0.49
Total	$0.36	$0.48

Cash distributions declared per limited partner unit: (3)
Common units	$0.2608	$0.2100
Subordinated units	0.2608	0.2100
Total	$0.2608	$0.2100

(1)
Diluted weighted-average limited partner common units includes the effect of 23,748 units for the three months ended March 31, 2017, and 223,564 units for the three months ended March 31, 2016, in each case related to the LTIP Plan.

(2)
Basic and diluted income per limited partner unit is presented as if all earnings for the period had been distributed. While it appears that more income is allocated to the subordinated unitholders than the common unitholders for the three months ended March 31, 2016, our partnership agreement prevents us from making a distribution to the subordinated unitholders in excess of those to the common unitholders.

(3)	See below for further discussion of cash distributions declared for the period presented.
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
On February 16, 2017, a cash distribution of $0.2505 per common and subordinated unit was paid to the Partnership’s unitholders related to the fourth quarter of 2016. On April 20, 2017, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the first quarter of 2017 of $0.2608 per common and subordinated unit. The cash distribution will be paid on May 18, 2017 to unitholders of record at the close of business on May 9, 2017. Also on May 18, 2017, a cash distribution of $1.2 million will be made to GP Holdings related to its incentive distribution rights in the Partnership based upon the level of distribution paid per common and subordinated unit.

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
Business segments are evaluated for their contribution to the Partnership’s consolidated results based on operating income, which is defined as segment operating revenues less operating expenses. Other income and expenses, interest and income taxes are managed on a consolidated basis. The segment accounting policies are the same as those described in Note 1 to the Partnership’s 2016 Annual Report.

The operating results and assets of the Partnership’s reportable segments were as follows for the three months ended March 31, 2017.

	Three Months Ended March 31, 2017
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$42,002	$20,748	$62,750
Total operating expenses	11,465	10,689	22,154
Operating income	$30,537	$10,059	$40,596

Depreciation expense	$3,270	$4,351	$7,621
Capital expenditures for segment assets	$26,621	$1,885	$28,506
Segment assets	$1,281,567	$133,984	$1,415,551
Goodwill	$494,580	$—	$494,580
The operating results of the Partnership’s reportable segments were as follows for the three months ended March 31, 2016.

	Three Months Ended March 31, 2016
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$26,800	$27,743	$54,543
Total operating expenses	7,691	11,235	18,926
Operating income	$19,109	$16,508	$35,617

Depreciation expense	$1,935	$3,435	$5,370
Capital expenditures for segment assets	$34,861	$1,382	$36,243
The assets of the Partnership’s reportable segments were as follows as of December 31, 2016.

	As of December 31, 2016
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Segment assets	$1,260,681	$138,536	$1,399,217
Goodwill	$494,580	$—	$494,580

8.	Income Taxes
The Partnership is not subject to federal and state income taxes as a result of its limited partner structure. For federal and state income tax purposes, all income, expenses, gains, losses and tax credits generated by the Partnership flow through to its unitholders. As such, the Partnership does not record a provision for income taxes in the current period. Prior to the Partnership’s initial public offering in December 2014 (the “IPO”), the Partnership’s income was included as part of Rice Energy’s consolidated federal tax return.

9.	Related Party Transactions
In the ordinary course of business, the Partnership has transactions with affiliated companies. During the three months ended March 31, 2017 and 2016, related parties included Rice Energy and certain of its subsidiaries. Prior to the IPO, the push-down impact of the transactions was recorded in the consolidated statements of operations, and, as no cash settlement occurred, all transactions with Rice Energy and its subsidiaries were recorded in parent net equity. On December 22, 2014, upon completion of the IPO, the Partnership entered into an omnibus agreement (the “Omnibus Agreement”) with its general partner, Rice Energy, Rice Poseidon Midstream LLC and Rice Midstream Holdings LLC. Pursuant to the Omnibus Agreement, Rice Energy performs centralized corporate and general and administrative services for the Partnership, such as financial and administrative, information technology, legal, health, safety and environmental, human resources, procurement, engineering, business development, investor relations, insurance and tax. In exchange, the Partnership reimburses Rice Energy for the expenses incurred in providing these services, except for any expenses associated with Rice Energy’s long-term incentive programs.
The expenses for which the Partnership reimburses Rice Energy and its subsidiaries related to corporate and general and administrative services may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis. The Partnership is unable to estimate what the costs would have been with an unrelated third party.
Also upon completion of the IPO, the Partnership entered into a fixed-fee gas gathering and compression agreement that runs until December 22, 2029 (the “Gas Gathering and Compression Agreement”) with Rice Drilling B LLC, a subsidiary of Rice Energy, and Alpha Shale Resources LP, pursuant to which the Partnership gathers Rice Energy’s natural gas and provides compression services on the Partnership’s gathering systems located in Washington and Greene Counties, Pennsylvania. As of March 31, 2017, the Partnership charges Rice Energy a gathering fee of $0.30 per Dth and a compression fee of $0.07 per Dth per stage of compression, each subject to annual adjustment for inflation based on the Consumer Price Index. The Gas Gathering and Compression Agreement covers substantially all of Rice Energy’s acreage position in the dry gas core of the Marcellus Shale in southwestern Pennsylvania as of March 31, 2017 and any future acreage it acquires within Washington and Greene Counties, Pennsylvania, excluding certain production subject to a pre-existing third-party dedication.
In connection with the closing of the acquisition of the Water Assets, the Partnership entered into amended and restated water services agreements with Rice Energy (the “Water Services Agreements”), whereby the Partnership has agreed to provide certain fluid handling services to Rice Energy, including the exclusive right to provide fresh water for well completions operations in the Marcellus and Utica Shales and to collect and recycle or dispose of flowback and produced water for Rice Energy within areas of dedication in defined service areas in Pennsylvania and Ohio. The initial terms of the Water Services Agreements are until December 22, 2029 and from month to month thereafter. Under the agreements, Rice Energy will pay the Partnership (i) a variable fee, based on volumes of water supplied, for freshwater deliveries by pipeline directly to the well site, subject to annual Consumer Price Index (“CPI”) adjustments and (ii) a produced water hauling fee of actual out-of-pocket cost incurred by the Partnership, plus a 2% margin.

10.	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements which an entity must consider in recognizing revenue, as this update will replace multiple locations for guidance. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-11, “Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) – Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients.” These updates do not change the core principle of the guidance in Topic 606 (as amended by ASU 2014-09), but rather provide further guidance with respect to the implementation of ASU 2014-09. The effective date for ASU 2016-10, 2016-11, 2016-12 and ASU 2014-09, as amended by ASU 2015-14, is for annual reporting periods beginning after December 15, 2017, including interim periods within those years. In preparation for the adoption of the new standard in the fiscal year beginning January 2018, the Partnership continues to evaluate contract terms and potential impacts of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract between two or more parties that creates legally enforceable rights and obligations exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Company anticipates adopting the standard using the modified retrospective approach. The Partnership will be evaluating individual customer contracts within each of its business segments and documenting changes to its accounting policies and controls as it continues to evaluate the impact of adoption of this standard.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Partnership is currently evaluating a representative sample of agreements, including existing leases, to assess the impact of the new guidance on its financial statements.
In March 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities, (c) classification on the statement of cash flows and (d) forfeiture rate calculations. The Partnership adopted ASU 2016-09 on January 1, 2017 and determined that the standard did not have a material impact on the condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Partnership adopted this ASU on January 1, 2017, and has determined that the new ASU could potentially have a material impact on future consolidated financial statements for acquisitions that are not considered to be businesses.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test of Goodwill Impairment.” ASU 2017-04 simplifies the quantitative goodwill impairment test requirements by eliminating the requirement to calculate the implied fair value of goodwill (Step 2 of the current goodwill impairment test). Instead, a company would record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value (measured in Step 1 of the current goodwill impairment test). This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Entities will apply the standard’s provisions prospectively. The Partnership adopted ASU 2017-04 on January 1, 2017 and determined that this standard will not have a material quantitative effect on the financial statements in the future, unless an impairment charge is necessary.

11.	Subsequent Events
On April 20, 2017, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the first quarter of 2017 of $0.2608 per common and subordinated unit. The cash distribution will be paid on May 18, 2017 to unitholders of record at the close of business on May 9, 2017. Also on May 18, 2017, a cash distribution of $1.2 million will be made to GP Holdings related to its incentive distribution rights in the Partnership based upon the level of distribution paid per common and subordinated unit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” contained in our 2016 Annual Report, as well as the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please read “Cautionary Statement Regarding Forward-Looking Statements.” Also, please read the risk factors and other cautionary statements described under the heading “Item 1A.-Risk Factors” included elsewhere in this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
Vantage Midstream Asset Acquisition
On September 26, 2016, we entered into a Purchase and Sale Agreement by and between us and Rice Energy (the” Midstream Purchase Agreement”). Pursuant to the terms of the Midstream Purchase Agreement, and following the close of Rice Energy’s acquisition of Vantage and their subsidiaries (the “Vantage Acquisition”), on October 19, 2016, we acquired from Rice Energy all of the outstanding membership interests of the Vantage Midstream Entities. The Vantage Midstream Entities own midstream assets, including approximately 30 miles of dry gas gathering and compression assets. In consideration for the acquisition of the Vantage Midstream Entities (the “Vantage Midstream Asset Acquisition”), we paid Rice Energy $600.0 million in aggregate consideration, which we paid in cash with the net proceeds from our private placement of common units (the “Private Placement”) and borrowings under our revolving credit facility.
Our Operations
Gas Gathering and Compression
Our gas gathering and compression assets are located within highly-concentrated acreage positions in the dry gas core of the Marcellus Shale and, as of March 31, 2017, consisted of a 3.3 MMDth/d high-pressure dry gas gathering system and associated compression in Washington County, Pennsylvania and a 1.7 MDth/d high-pressure dry gas gathering system in Greene County, Pennsylvania. The dry gas core of the Marcellus Shale in southwestern Pennsylvania is characterized by a combination of low development cost, consistently high production volumes and access to multiple takeaway pipelines, resulting in what Rice Energy believes to be among the highest rate of return wells in the Appalachian Basin.
We contract with Rice Energy and other producers to gather and compress natural gas from wells and well pads located in our dedicated areas and/or near our gathering systems. The natural gas that we gather generally requires no processing or treating prior to delivery into interstate takeaway pipelines. Over time, we expect to increase the provision of associated compression services on our gathering systems to Rice Energy and third parties.
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

The following provides a summary of the key terms of our gas gathering and compression agreements as of March 31, 2017.

	Remaining Term (Years)	Gathering Fee	Compression Fee (1)	Escalation /Adjustment Mechanism (2)	Dedicated Acres
Rice Energy	13	$0.30 / Dth	$0.07 / stage / Dth	Yes	Washington and Greene Counties (3)
Third Parties (4)	14	$0.40 / Dth	varies	Yes	66,000 acres in Washington County

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

(3)
The dedicated area from Rice Energy excludes the first 20.0 MDth/d of Rice Energy’s Marcellus Shale dry gas production under an existing dedication to a third party in which Rice Energy owned approximately 9,000 gross acres as of March 31, 2017.

(4)
Amounts shown for third parties represent weighted averages based on historical throughput in the case of remaining term, gathering fee and compression fee (based on the period March 31, 2015 through March 31, 2017), and in the case of dedications, aggregate acres.

As we do not take ownership of the natural gas we gather and compress, we generally do not have direct exposure to fluctuations in commodity prices and basis differentials. However, we have some indirect exposure to commodity prices and basis differentials in that persistently low realized sales prices by our customers may cause them to delay drilling or shut-in production, which would reduce the volumes of natural gas available for gathering and compression on our systems. Please read “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”
Water Services
Our water services assets located in Washington and Greene Counties, Pennsylvania, and Belmont County, Ohio are engaged in the provision of water services to support well completion activities and to collect and recycle or dispose of flowback and produced water for us and third parties in the Appalachian Basin. As of March 31, 2017, our Pennsylvania assets provided access to 22.5 MMgal/d of fresh water from the Monongahela River and several other regional water sources, and our Ohio assets provided access to 14.0 MMgal/d of fresh water from the Ohio River and several other regional sources, both for distribution to the Rice Energy Exploration and Production segment and third parties. Pursuant to the terms of the Purchase and Sale Agreement by and between us and Rice Energy dated November 4, 2015, Rice Energy has granted us until December 31, 2025, (i) the exclusive right to develop water treatment facilities in the areas of dedication defined in the Water Services Agreements (defined below) and (ii) an option to purchase any water treatment facilities acquired by Rice Energy in such areas at its acquisition cost.
In connection with the closing of the acquisition of Rice Energy’s Pennsylvania and Ohio fresh water distribution systems and related facilities (the “Water Assets”), we entered into an amended and restated water services agreements with Rice Energy (the “Water Services Agreements”), whereby we agreed to provide certain fluid handling services to Rice Energy, including the exclusive right to provide fresh water for well completions operations in the Marcellus and Utica Shales and to collect and recycle or dispose of flowback and produced water for Rice Energy within areas of dedication in defined service areas in Pennsylvania and Ohio. The initial terms of the Water Services Agreements are until December 22, 2029 and from month to month thereafter. Under the agreements, Rice Energy pays us (i) a variable fee, based on volumes of water supplied, for freshwater deliveries by pipeline directly to the well site, subject to annual CPI adjustments and (ii) a produced water and flowback hauling fee of actual out-of-pocket cost incurred by us, plus a 2% margin.

Results of Operations
The following table sets forth selected consolidated operating data for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016	Change
Statement of operations data
Operating revenues:
Affiliate	$52,797	$44,385	$8,412
Third-party	9,953	10,158	(205)
Total operating revenues	62,750	54,543	8,207

Operating expenses:
Operation and maintenance expense	8,179	8,611	(432)
General and administrative expense	5,839	4,676	1,163
Depreciation expense	7,621	5,370	2,251
Acquisition costs	—	73	(73)
Amortization of intangible assets	402	408	(6)
Other expense (income)	113	(212)	325
Total operating expenses	22,154	18,926	3,228

Operating income	40,596	35,617	4,979
Other income	11	—	11
Interest expense	(1,943)	(1,047)	(896)
Amortization of deferred finance costs	(1,049)	(144)	(905)
Net income	$37,615	$34,426	$3,189
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Total operating revenues. Operating revenues increased from $54.5 million for the three months ended March 31, 2016 to $62.8 million for the three months ended March 31, 2017, an increase of 15%. The increase in operating revenues period-over-period primarily relates to increased gathering and compression revenues associated with a 48% and 443% increase in gathering and compression throughput, respectively. The increase in operating revenues also related to the impact of post-acquisition revenues associated with the Vantage Midstream Entities of $12.2 million for the three months ended March 31, 2017, which was comprised of gathering, compression and water distribution volumes of 308 MDth/d, 50 MDth/d and 40 MMgal, respectively. Partially offsetting the increase in total operating revenues was a decrease in water services revenue of approximately $7.0 million primarily due to a 21% decrease in fresh water distribution volumes associated with timing of well completions activities of 463 MMgal for the three months ended March 31, 2016 to 365 MMgal for the three months ended March 31, 2017.
General and administrative expense. General and administrative expense increased from $4.7 million for the three months ended March 31, 2016 to $5.8 million for the three months ended March 31, 2017, an increase of 25%. The increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support our growing midstream operations in Pennsylvania.
Depreciation expense. Depreciation expense increased from $5.4 million for the three months ended March 31, 2016 to $7.6 million for the three months ended March 31, 2017, an increase of 42%. The increase period-over-period was primarily due to additional assets placed into service subsequent to the first quarter of 2016 associated with our gathering, compression and water handling and treatment services. From March 31, 2016 through March 31, 2017, our gathering and water pipeline miles increased by 40% and 17%, respectively.
Interest expense. Interest expense increased from $1.0 million for the three months ended March 31, 2016 to $1.9 million for the three months ended March 31, 2017, an increase of 86%. The increase period-over-period was primarily due to increased borrowing on our revolving credit facility. Average daily outstanding borrowings on our revolving credit facility increased from $83.6 million for the three months ended March 31, 2016 to $190.0 million for the three months ended March 31, 2017.
Business Segment Results of Operations
We operate in two business segments: (i) gathering and compression and (ii) water services. We evaluate our business segments based on their contribution to our consolidated results based on operating income. Please see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—7. Financial Information by Business Segment” for a reconciliation of operating results and assets of our business segments.
The following table sets forth selected operating data for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:
Gathering and Compression Segment

	Three Months Ended March 31,
	2017	2016	Change
Operating data:
Gathering volumes: (in MDth/d)
Affiliate	1,003	618	385
Third-party	232	217	15
Total gathering volumes	1,235	835	400

Compression volumes: (in MDth/d)
Affiliate	594	9	585
Third-party	232	143	89
Total compression volumes	826	152	674

Statement of income data: (in thousands)
Gathering revenues:
Affiliate	$27,944	$17,250	$10,694
Third-party	8,276	8,436	(160)
Total gathering revenues	36,220	25,686	10,534

Compression revenues:
Affiliate	4,105	56	4,049
Third-party	1,677	1,058	619
Total compression revenues	5,782	1,114	4,668
Total operating revenues	42,002	26,800	15,202

Operating expenses:
Operation and maintenance expense	2,729	1,816	913
General and administrative expense	4,951	3,671	1,280
Depreciation expense	3,270	1,935	1,335
Acquisition costs	—	73	(73)
Amortization of intangible assets	402	408	(6)
Other (income) expense	113	(212)	325
Total operating expenses	11,465	7,691	3,774

Operating income	$30,537	$19,109	$11,428

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Total operating revenues. Revenues from gathering and compression of natural gas increased from $26.8 million for the three months ended March 31, 2016 to $42.0 million for the three months ended March 31, 2017, an increase of 57%. The increase in operating revenues primarily relates to increased gathering and compression revenues associated with a 48% and 443% increase in period-over-period gathering and compression throughput, respectively. In addition, the increase in gathering and compression revenues was also attributable to the impact of post-acquisition revenues associated with the Vantage Midstream Entities of $9.6 million for the three months ended March 31, 2017.
Operation and maintenance expense. Total operation and maintenance expense increased from $1.8 million for the three months ended March 31, 2016 to $2.7 million for the three months ended March 31, 2017, an increase of 50%. The increase period-over-period was primarily due to an increase in compressor rental charges associated with the addition of compressor stations acquired in connection with the Vantage Midstream Entities, as well as maintenance expense associated with these stations.
General and administrative expense. General and administrative expense increased from $3.7 million for the three months ended March 31, 2016 to $5.0 million for the three months ended March 31, 2017, an increase of 35%. The increase was primarily attributable to costs associated with personnel to support our growing midstream operations in Pennsylvania.
Depreciation expense. Depreciation expense increased from $1.9 million for the three months ended March 31, 2016 to $3.3 million for the three months ended March 31, 2017, an increase of 69%. The increase period-over-period was primarily due to additional assets placed into service subsequent to the first quarter of 2016 associated with our gathering and compression services. From March 31, 2016 through March 31, 2017, our gathering pipeline miles increased by approximately 40%.
Water Services Segment

	Three Months Ended March 31,
	2017	2016	Change
Operating data:
Water services volumes: (in MMgal)
Affiliate	365	445	(80)
Third-party	—	18	(18)
Total water services volumes	365	463	(98)

Statement of income data: (in thousands)
Operating revenues:
Affiliate	$20,748	$27,079	$(6,331)
Third-party	—	664	(664)
Total operating revenues	20,748	27,743	(6,995)

Operating expenses:
Operation and maintenance expense	5,450	6,795	(1,345)
General and administrative expense	888	1,005	(117)
Depreciation expense	4,351	3,435	916
Total operating expenses	10,689	11,235	(546)

Operating income	$10,059	$16,508	$(6,449)
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Operating revenues. Operating revenues decreased from $27.7 million for the three months ended March 31, 2016 to $20.7 million for the three months ended March 31, 2017, a decrease of 25%. The decrease in operating revenues period-over-period primarily relates to a 21% decrease in fresh water distribution volumes associated with timing of well completions activities of 463 MMgal for the three months ended March 31, 2016 to 365 MMgal for the three months ended March 31, 2017. Partially offsetting the decrease in operating revenue was a $2.6 million increase in water services revenue attributable to the impact of post-acquisition revenues associated with the Vantage Midstream Entities for the three months ended March 31, 2017.
Operation and maintenance expense. Total operation and maintenance expense decreased from $6.8 million for the three months ended March 31, 2016 to $5.5 million for the three months ended March 31, 2017, a decrease of 20%. The decrease in operation and maintenance expense was primarily due to the decrease in water delivery volumes during the first quarter 2017 due to the timing of well completions activities.
Depreciation expense. Depreciation expense increased from $3.4 million for the three months ended March 31, 2016 to $4.4 million for the three months ended March 31, 2017, an increase of 27%. The increase period-over-period was primarily due to additional water handling and treatment assets placed into service subsequent to the first quarter of 2016. From March 31, 2016 through March 31, 2017, our water pipeline miles increased by approximately 17%.
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
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $46.2 million for the three months ended March 31, 2017 compared to net cash provided by operating activities of $36.4 million for the three months ended March 31, 2016. The increase in cash flow from operations period-over-period was primarily the result of increased cash flow generated from our gathering and compression contracts with Rice Energy and third parties during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Cash Flow Used in Investing Activities
Cash flows used in investing activities totaled $28.5 million and $36.2 million for the three months ended March 31, 2017 and 2016, respectively. Capital expenditures for the gathering and compression segment were $26.6 million and $34.9 million for the three months ended March 31, 2017 and 2016, respectively. The decrease period-over-period was primarily attributable to timing of the build-out of our compression and gathering systems. Capital expenditures for the water services segment were $1.9 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. The increase period-over-period was primarily attributable to the continued build-out of our water services pipeline system.
Cash Flow (Used in) Provided by Financing Activities
Net cash used in financing activities for the three months ended March 31, 2017 of $26.5 million was primarily associated with quarterly distributions to our public unitholders and GP Holdings related to the fourth quarter of 2016. Net cash provided by financing activities for the three months ended March 31, 2016 of $2.0 million was primarily the result of net proceeds from borrowings under our revolving credit facility, offset by distributions made to our unitholders related to the fourth quarter of 2015.
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
Debt Agreements and Contractual Obligations
Revolving Credit Facility
On December 22, 2014, Rice Midstream OpCo LLC, our wholly-owned subsidiary (“Rice Midstream OpCo”), entered into a revolving credit agreement (as amended, the “revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders. As of March 31, 2017, our revolving credit facility provided for lender commitments of $850.0 million, with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. As of March 31, 2017, Rice Midstream OpCo had $190.0 million borrowings outstanding and no letters of credit outstanding under this facility, resulting in availability of $660.0 million as of March 31, 2017. The average daily outstanding balance of the credit facility was approximately $190.0 million and interest was incurred on the facility at a weighted average annual interest rate of 2.8% during the three months ended March 31, 2017. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. We and our restricted subsidiaries are the guarantors of the obligations under the revolving credit facility, which matures on December 22, 2019.
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
Our revolving credit facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the revolving credit facility to be immediately due and payable. We were in compliance with such covenants and ratios effective as of March 31, 2017.
Distributions
On February 16, 2017, a cash distribution of $0.2505 per common and subordinated unit was paid to our unitholders related to the fourth quarter of 2016. On April 20, 2017, the Board of Directors of our general partner declared a cash distribution to our unitholders for the first quarter of 2017 of $0.2608 per common and subordinated unit. The cash distribution will be paid on May 18, 2017 to unitholders of record at the close of business on May 9, 2017. Also on May 18, 2017, a cash distribution of $1.2 million will be made to GP Holdings related to its incentive distribution rights in us.
Critical Accounting Policies and Estimates
Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2016 Annual Report. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to our unaudited condensed consolidated financial statements contained in this Quarterly Report. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the

Condensed Consolidated Financial Statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.
Off-Balance Sheet Arrangements
Currently, we do not have any off-balance sheet arrangements as defined by the SEC. In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our unaudited condensed consolidated financial statements in accordance with GAAP. See Note 4 to our unaudited condensed consolidated financial statements for a description of our commitments and contingencies.

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
Commodity Price Risk
Our gas gathering and compression agreement with Rice Energy provides for fixed-fee structures, and we intend to continue to pursue additional fixed-fee opportunities with Rice Energy and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Rice Energy or third parties do not provide for fixed-fee structures, we may become subject to commodity price risk. Moreover, we have some indirect exposure to commodity prices and basis differentials in that persistently low realized sales prices by our customers may cause them to delay drilling or shut in production, which would reduce the volumes of natural gas available for gathering and compression on our systems. Please read “Item 1A. Risk Factors—Risks Related to Our Business—Our exposure to commodity price risk may change over time” in our 2016 Annual Report.
Interest Rate Risk
As of March 31, 2017, Rice Midstream OpCo had $190.0 million of borrowings and no letters of credit outstanding under the revolving credit facility. Under the revolving credit facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect.
Our primary interest rate risk exposure results from our revolving credit facility, which has a floating interest rate. The annual weighted average interest rate incurred on our revolving credit facility during the three months ended March 31, 2017 was approximately 2.8%. A 1.0% increase in each of the applicable average interest rates during the three months ended March 31, 2017 would have resulted in a $0.5 million estimated increase in interest expense for that period.
As of March 31, 2017, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
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
Further, we are subject to the risk of non-payment or non-performance by Rice Energy, including with respect to our gathering and compression agreement. We cannot predict the extent to which Rice Energy’s business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Rice Energy’s ability to execute its drilling and development program or to perform under our agreements. Any material non-payment or non-performance by Rice Energy could reduce our ability to make distributions to our unitholders. Please read “Item 1A. Risk Factors—Risks Related to Our Business—Because a substantial majority of our revenue currently is, and over the long term is expected to be, derived from Rice Energy, any development that materially and adversely affects Rice Energy’s operations, financial condition or market reputation could have a material and adverse impact on us” in our 2016 Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our general partner has evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and to ensure that the information we are required to disclose in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the principal executive officer and principal financial officer of our general partner concluded that their disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
We are in the process of integrating Vantage’s and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, during the three months ended March 31, 2017, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of our potential risks and uncertainties, see the risk factors below and the information in “Item 1A. Risk Factors” in our 2016 Annual Report.

Item 6. Exhibits

Exhibit Number	Exhibit
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

RICE MIDSTREAM PARTNERS LP

Date:	May 4, 2017	By:	Rice Midstream Management LLC, its general partner
		By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer

Date:	May 4, 2017	By:	Rice Midstream Management LLC, its general partner
		By:	/s/ Grayson T. Lisenby
Grayson T. Lisenby
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
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