Form 10-Q
period 2017-06-30
Rice Midstream Partners LP
filed 2017-08-03
CIK 1620928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

At August 1, 2017, there were 102,303,108 units (consisting of 73,549,485 common units and 28,753,623 subordinated units) outstanding.

RICE MIDSTREAM PARTNERS LP
QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements.” All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”) and in this Quarterly Report on file with the Securities and Exchange Commission (the “SEC”).
Forward-looking statements may include statements about:

•	the ability of Rice Energy or our other customers to meet their drilling and development plans on a timely basis or at all;

•	Rice Energy’s pending merger with EQT corporation;

•	our business strategy;

•	realized natural gas, natural gas liquids (“NGLs”) and oil prices;

•	competition and government regulations;

•	actions taken by third-party producers, operators, processors and transporters;

•	pending legal or environmental matters;

•	costs of conducting our gathering and compression and water services operations;

•	general economic conditions;

•	credit and capital markets;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

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

Commonly Used Defined Terms
As used in the Quarterly Report, unless the context indicates or otherwise requires, the following terms have the following meanings:

•	“Rice Midstream Partners LP,” the “Partnership,” “we,” “our,” “us” or like terms refers to Rice Midstream Partners LP and its consolidated subsidiaries;

•	“our general partner” refers to Rice Midstream Management LLC, a subsidiary of Rice Energy;

•	“Rice Energy” refers to Rice Energy Inc. and its consolidated subsidiaries;

•	“GP Holdings” refers to Rice Midstream GP Holdings LP, a subsidiary of Rice Energy;

•	“Vantage” refers collectively to Vantage Energy, LLC and Vantage Energy II, LLC;

•	“Vantage Midstream Entities” refers collectively to Vantage Energy II Access, LLC and Vista Gathering, LLC; and

•	“EQT” refers to EQT Corporation.

PART I

Rice Midstream Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$12,196	$21,834
Accounts receivable	9,058	8,758
Accounts receivable - affiliate	24,996	11,838
Prepaid expenses, deposits and other	130	64
Total current assets	46,380	42,494

Long-term assets:
Property and equipment, net	860,011	805,027
Deferred financing costs, net	10,493	12,591
Goodwill	494,580	494,580
Intangible assets, net	43,717	44,525
Total assets	$1,455,181	$1,399,217

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$9,376	$4,172
Accrued capital expenditures	16,288	9,074
Other accrued liabilities	7,313	8,376
Total current liabilities	32,977	21,622

Long-term liabilities:
Long-term debt	206,000	190,000
Other long-term liabilities	6,283	5,189
Total liabilities	245,260	216,811

Partners’ capital:
Common units (73,549,485 and 73,519,133 issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	1,295,384	1,276,036
Subordinated units (28,753,623 issued and outstanding at June 30, 2017 and December 31, 2016)	(85,463)	(93,630)
Total partners’ capital	1,209,921	1,182,406
Total liabilities and partners’ capital	$1,455,181	$1,399,217

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except unit data)	2017	2016	2017	2016
Operating revenues:
Affiliate	$62,474	$32,622	$115,271	$77,007
Third-party	9,903	13,925	19,856	24,083
Total operating revenues	72,377	46,547	135,127	101,090

Operating expenses:
Operation and maintenance expense	9,701	4,141	17,880	12,752
General and administrative expense (1)	7,199	5,787	13,038	10,463
Depreciation expense	7,543	6,855	15,164	12,225
Acquisition costs	494	—	494	73
Amortization of intangible assets	406	403	808	811
Other expense	20	361	133	149
Total operating expenses	25,363	17,547	47,517	36,473

Operating income	47,014	29,000	87,610	64,617
Other income	30	—	41	—
Interest expense	(1,934)	(920)	(3,877)	(1,967)
Amortization of deferred finance costs	(1,050)	(144)	(2,099)	(288)
Net income	$44,060	$27,936	$81,675	$62,362

Calculation of limited partner interest in net income:
Net income	$44,060	$27,936	$81,675	$62,362
Less: General partner interest in net income attributable to incentive distribution rights	1,591	113	2,830	113
Limited partner net income	$42,469	$27,823	$78,845	$62,249

Net income per limited partner unit:
Common units (basic)	$0.42	$0.38	$0.77	$0.86
Common units (diluted)	$0.42	$0.38	$0.77	$0.86
Subordinated units (basic and diluted)	$0.42	$0.38	$0.77	$0.87

Cash distributions declared per limited partner unit:
Common units	$0.2711	$0.2235	$0.5319	$0.4335
Subordinated units	$0.2711	$0.2235	$0.5319	$0.4335

(1)
General and administrative expense includes charges from Rice Energy of $6.3 million and $4.8 million for the three months ended June 30, 2017 and 2016, respectively, and $11.2 million and $9.0 million for the six months ended June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$81,675	$62,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	15,164	12,225
Amortization of intangibles	808	811
Amortization of deferred financing costs	2,099	288
Equity compensation expense	260	2,100
Changes in operating assets and liabilities:
Accounts receivable and receivable from affiliate	(13,458)	(8,031)
Prepaid expenses and other assets	(66)	(46)
Accounts payable and payable to affiliate	1,592	26
Accrued liabilities and other	(1,216)	4,929
Net cash provided by operating activities	86,858	74,664

Cash flows from investing activities:
Capital expenditures	(58,036)	(75,019)
Net cash used in investing activities	(58,036)	(75,019)

Cash flows from financing activities:
Proceeds from borrowings	16,000	43,000
Repayments of borrowings	—	(186,000)
Proceeds from ATM program, net	—	15,782
Proceeds from June 2016 equity offering, net	—	164,150
Additions to deferred financing costs	(40)	(62)
Contributions from parent	—	39
Distributions to related parties	(16,829)	(11,690)
Distributions to public unitholders	(37,591)	(17,138)
Net cash (used in) provided by financing activities	(38,460)	8,081

Net (decrease) increase in cash	(9,638)	7,726
Cash at the beginning of the year	21,834	7,597
Cash at the end of the period	$12,196	$15,323

(in thousands)
Supplemental disclosure of cash flow information:
Capital expenditures financed by accounts payable	$5,076	$3,128
Capital expenditures financed by accrued capital expenditures	$16,288	$6,684

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Partners’ Capital
(Unaudited)

	Limited Partners
(in thousands)	Common	Subordinated & Incentive Distribution Right Holders	Total
Balance, January 1, 2016	$624,557	$(112,723)	$511,834
Contributions from parent	—	39	39
Equity compensation expense	950	—	950
Distributions to unitholders	(17,140)	(11,688)	(28,828)
Common units issued in June equity 2016, net of offering costs	164,150	—	164,150
Common units issued in ATM program, net of offering costs	15,782	—	15,782
Net income	37,338	25,024	62,362
Balance, June 30, 2016	$825,637	$(99,348)	$726,289

Balance, January 1, 2017	$1,276,036	$(93,630)	$1,182,406
Equity compensation expense	260	—	260
Distributions to unitholders	(37,591)	(16,829)	(54,420)
Net income	56,679	24,996	81,675
Balance, June 30, 2017	$1,295,384	$(85,463)	$1,209,921

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
The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared by the Partnership’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Partnership’s financial position as of June 30, 2017 and December 31, 2016, its condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, and its statements of cash flows and partners’ capital for the six months ended June 30, 2017 and 2016.
Proposed Rice Energy Merger with EQT Corporation
On June 19, 2017, Rice Energy entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EQT Corporation, a Pennsylvania corporation (“EQT”), and Eagle Merger Sub I, Inc., a Delaware corporation and indirect, wholly-owned subsidiary of EQT (“Merger Sub”), pursuant to which EQT will acquire Rice Energy in exchange for a combination of shares of EQT common stock and cash. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into Rice Energy, with Rice Energy continuing as the surviving entity and an indirect, wholly-owned subsidiary of EQT (the “Merger”). Immediately after the effective time of the Merger (the “Effective Time”), Rice Energy shall be merged with and into an indirect, wholly-owned limited liability company subsidiary of EQT (“LLC Sub”), with LLC Sub continuing as the surviving entity in such merger as an indirect, wholly-owned subsidiary of EQT. The completion of the Merger is subject to satisfaction or waiver of several conditions, including approval by the stockholders of Rice Energy and EQT and certain customary regulatory and other closing conditions, and is expected to close in the fourth quarter of 2017.
As a result of the Merger, immediately after the Effective Time, EQT will acquire beneficial ownership, indirectly through Rice Energy Operating LLC, a Delaware limited liability company and a subsidiary of Rice Energy (“REO”), of 3,623 common units representing limited partnership interests in the Partnership, and 28,753,623 subordinated units representing limited interests in the Partnership, and all incentive distribution rights of the Partnership. Additionally, as a result of the Merger, EQT will indirectly own and control, indirectly through REO, Rice Midstream Management LLC, a Delaware limited liability company and the general partner of the Partnership (the “General Partner”). EQT will therefore retain the right to appoint all members of the board of directors of the General Partner and will control the Partnership subsequent to the close of the Merger.
The Merger Agreement provides for certain termination rights for both Rice Energy and EQT, including the right of either party to terminate the Merger Agreement if the Merger is not consummated by February 19, 2018 (which may be extended by either party to May 19, 2018 under certain circumstances). Upon termination of the Merger Agreement under certain specified circumstances, Rice Energy may be required to pay EQT, or EQT may be required to pay Rice Energy, a termination fee of $255.0 million. In addition, if the Merger Agreement is terminated because of a failure of a party’s shareholders to approve the proposals required to complete the Merger, that party may be required to reimburse the other party for its transaction expenses in an amount equal to $67.0 million.

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
The preliminary purchase price allocation was performed by Rice Energy. Rice Energy expects to complete the purchase price allocation once it has received all of the necessary information, but no later than one year from the Vantage Acquisition, during which time the value of the assets may be revised as appropriate. The fair values of the assets acquired were determined using various valuation techniques, including the cost approach. The assumed purchase price and fair values have been prepared with the assistance of external specialists, and represent Rice Energy’s best estimate of the fair values of the assets acquired as of this date. Goodwill of $455.4 million related to the value attributed to additional growth opportunities, synergies and operating leverage within the Partnership’s gathering and compression segment.
Post-Acquisition Operating Results
The Vantage Midstream Entities contributed the following to the Partnership’s consolidated operating results for the three and six months ended June 30, 2017.

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2017	June 30, 2017
Operating revenues	$15,653	$27,833
Net income	$11,509	$19,203
Unaudited Pro Forma Information

The following unaudited pro forma combined financial information presents the Partnership’s results as though the acquisition of the Vantage Midstream Entities and the 2016 Private Placement had been completed at January 1, 2016.

	Pro Forma
	Three Months Ended	Six Months Ended
(in thousands, except per unit data)	June 30, 2016	June 30, 2016
Operating revenues	$61,364	$134,514
Limited partner net income	$36,294	$81,382
Earnings per common unit (basic)	$0.49	$0.98
Earnings per common unit (diluted)	$0.49	$0.97
Earnings per subordinated unit	$0.50	$0.98

3.	Long-Term Debt
On December 22, 2014, Rice Midstream OpCo LLC, the Partnership’s wholly-owned subsidiary (“Rice Midstream OpCo”), entered into a revolving credit agreement (as amended, the “revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders.
As of June 30, 2017, the revolving credit facility provided for lender commitments of $850.0 million, with an additional $200.0 million of commitments available under an accordion feature, subject to lender approval. As of June 30, 2017, Rice Midstream OpCo had $206.0 million borrowings outstanding and no letters of credit outstanding under this facility, resulting in availability of $644.0 million. The average daily outstanding balance of the credit facility was approximately $194.0 million and interest was incurred on the facility at a weighted average annual interest rate of 2.9% during the six months ended June 30, 2017. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes. The Partnership and its restricted subsidiaries are the guarantors of the obligations under the revolving credit facility, which matures on December 22, 2019.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect, and base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect. The carrying amount of the revolving credit facility is comprised of borrowings for which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value as of June 30, 2017 and represents a Level 1 measurement. Rice Midstream OpCo also pays a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.

The Partnership’s revolving credit facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the revolving credit facility to be immediately due and payable. The Partnership was in compliance with such covenants and ratios effective as of June 30, 2017.
Interest paid in cash was approximately $2.1 million and $4.0 million for the three and six months ended June 30, 2017, respectively, and $1.4 million and $2.2 million for the three and six months ended June 30, 2016, respectively.

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
Lease Obligations
The Partnership has lease obligations for compression equipment under existing contracts with third parties. Rent expense included in operation and maintenance expense for the three and six months ended June 30, 2017 was $0.3 million and $0.7 million, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively. Future payments for this equipment as of June 30, 2017 totaled $5.1 million (remainder of 2017: $1.5 million; 2018: $1.2 million; 2019: $1.2 million; 2020: $0.6 million; 2021: $0.3 million and thereafter: $0.3 million).
Water Assets Conveyance
In consideration for the acquisition of Rice Energy’s Pennsylvania and Ohio fresh water distribution systems and related facilities (the “Water Assets”), on November 4, 2015, the Partnership paid Rice Energy $200.0 million in cash plus an additional amount that would be paid if certain of the conveyed systems’ capacities increased by 5.0 MMgal/d on or prior to December 31, 2017, equal to $25.0 million less the capital expenditures expended by the Partnership to achieve such increase, in accordance with the terms of the Purchase and Sale Agreement, by and between the Partnership and Rice Energy dated November 4, 2015. The Partnership has not recorded a contingent liability associated with the additional consideration as the required capacity increases were not considered probable as of June 30, 2017.

5.	Partners’ Capital
The following table presents the Partnership’s common and subordinated units issued from January 1, 2016 through June 30, 2017:

	Limited Partners
	Common	Subordinated	Total
Balance, January 1, 2016	42,163,749	28,753,623	70,917,372
Equity offering in June 2016	9,200,000	—	9,200,000
Equity offering in October 2016	20,930,233	—	20,930,233
Common units issued under ATM program	944,700	—	944,700
Vested phantom units, net	280,451	—	280,451
Balance, December 31, 2016	73,519,133	28,753,623	102,272,756

Vested phantom units, net	30,352	—	30,352
Balance, June 30, 2017	73,549,485	28,753,623	102,303,108
As of June 30, 2017, GP Holdings owned approximately 28% of the Partnership consisting of 3,623 common units, 28,753,623 subordinated units and all of the incentive distribution rights.

6.	Net Income per Limited Partner Unit and Cash Distributions

The Partnership’s net income is allocated to the limited partners, including subordinated unitholders, in accordance with their respective ownership percentages, and when applicable, giving effect to the incentive distribution rights held by Rice Midstream GP Holdings LLC (“GP Holdings”). The allocation of undistributed earnings, or net income in excess of distributions, to the incentive distribution rights is limited to cash available for distribution for the period. The Partnership’s net income allocable to the limited partners is allocated between common and subordinated unitholders by applying the provisions of the Partnership’s partnership agreement that govern actual cash distributions as if all earnings for the period had been distributed. Any common units issued during the period are included on a weighted-average basis for the days in which they were outstanding.
Diluted net income per limited partner unit reflects the potential dilution that could occur if securities or agreements to issue common units, such as awards under the Rice Midstream Partners LP 2014 Long-Term Incentive Plan (the “LTIP”), were exercised, settled or converted into common units. When it is determined that potential common units should be included in diluted net income per limited partner unit calculation, the impact is reflected by applying the treasury stock method.

The following table presents Partnership’s calculation of net income per limited partner unit for common and subordinated limited partner units.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except unit data)	2017	2016	2017	2016
Net income	$44,060	$27,936	$81,675	$62,362
Less: General partner interest in net income attributable to incentive distribution rights	1,591	113	2,830	113
Limited partner net income	$42,469	$27,823	$78,845	$62,249

Net income allocable to common units	$30,530	$16,870	$56,679	$37,338
Net income allocable to subordinated units	11,939	10,953	22,166	24,911
Limited partner net income	$42,469	$27,823	$78,845	$62,249

Weighted-average limited partner units outstanding - basic:
Common units	73,530,643	44,480,590	73,524,920	43,322,170
Subordinated units	28,753,623	28,753,623	28,753,623	28,753,623
Total	102,284,266	73,234,213	102,278,543	72,075,793

Weighted-average limited partner units outstanding - diluted:
Common units (1)	73,547,391	44,809,466	73,544,622	43,608,573
Subordinated units	28,753,623	28,753,623	28,753,623	28,753,623
Total	102,301,014	73,563,089	102,298,245	72,362,196

Net income per limited partner unit - basic:
Common units	$0.42	$0.38	$0.77	$0.86
Subordinated units	0.42	0.38	0.77	0.87
Total	$0.42	$0.38	$0.77	$0.86

Net income per limited partner unit - diluted:
Common units	$0.42	$0.38	$0.77	$0.86
Subordinated units (2)	0.42	0.38	0.77	0.87
Total	$0.42	$0.38	$0.77	$0.86

Cash distributions declared per limited partner unit: (3)
Common units	$0.2711	$0.2235	$0.5319	$0.4335
Subordinated units	0.2711	0.2235	0.5319	0.4335
Total	$0.2711	$0.2235	$0.5319	$0.4335

(1)
Diluted weighted-average limited partner common units includes the effect of 16,748 and 19,702 units for the three and six months ended June 30, 2017, respectively, and 328,876 and 286,403 units for the three and six months ended June 30, 2016, respectively, in each case related to the LTIP.

(2)
Basic and diluted income per limited partner unit is presented as if all earnings for the period had been distributed. While it appears that more income is allocated to the subordinated unitholders than the common unitholders for the six months ended June 30, 2016, our partnership agreement prevents us from making a distribution to the subordinated unitholders in excess of those to the common unitholders.

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
On May 18, 2017, a cash distribution of $0.2608 per common and subordinated unit was paid to the Partnership’s unitholders related to the first quarter of 2017. On July 20, 2017, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the second quarter of 2017 of $0.2711 per common and subordinated unit. The cash distribution will be paid on August 17, 2017 to unitholders of record at the close of business on August 8, 2017. Also on August 17, 2017, a cash distribution of $1.6 million will be made to GP Holdings related to its incentive distribution rights in the Partnership based upon the level of distribution paid per common and subordinated unit.

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
Business segments are evaluated for their contribution to the Partnership’s consolidated results based on operating income, which is defined as segment operating revenues less operating expenses. Other income and expenses, interest and income taxes are managed on a consolidated basis. The segment accounting policies are the same as those described in Note 1 to the Partnership’s annual report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).

The operating results of the Partnership’s reportable segments were as follows for the three months ended June 30, 2017.

	Three Months Ended June 30, 2017
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$46,583	$25,794	$72,377
Total operating expenses	13,715	11,648	25,363
Operating income	$32,868	$14,146	$47,014

Depreciation expense	$3,237	$4,306	$7,543
Capital expenditures for segment assets	$27,463	$2,068	$29,531
The operating results of the Partnership’s reportable segments were as follows for the three months ended June 30, 2016.

	Three Months Ended June 30, 2016
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$30,036	$16,511	$46,547
Total operating expenses	9,491	8,056	17,547
Operating income	$20,545	$8,455	$29,000

Depreciation expense	$2,685	$4,170	$6,855
Capital expenditures for segment assets	$36,840	$1,936	$38,776
The operating results of the Partnership’s reportable segments were as follows for the six months ended June 30, 2017.

	Six Months Ended June 30, 2017
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$88,585	$46,542	$135,127
Total operating expenses	25,180	22,337	47,517
Operating income	$63,405	$24,205	$87,610

Depreciation expense	$6,507	$8,657	$15,164
Capital expenditures for segment assets	$54,083	$3,953	$58,036
The operating results of the Partnership’s reportable segments were as follows for the six months ended June 30, 2016.

	Six months ended June 30, 2016
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$56,836	$44,254	$101,090
Total operating expenses	17,182	19,291	36,473
Operating income	$39,654	$24,963	$64,617

Depreciation expense	$4,620	$7,605	$12,225
Capital expenditures for segment assets	$71,701	$3,318	$75,019

The assets of the Partnership’s reportable segments were as follows as of June 30, 2017.

	As of June 30, 2017
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Segment assets	$1,325,349	$129,832	$1,455,181
Goodwill	$494,580	$—	$494,580
The assets of the Partnership’s reportable segments were as follows as of December 31, 2016.

	As of December 31, 2016
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Segment assets	$1,260,681	$138,536	$1,399,217
Goodwill	$494,580	$—	$494,580

8.	Income Taxes
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
In the ordinary course of business, the Partnership has transactions with affiliated companies. During the six months ended June 30, 2017 and 2016, related parties included Rice Energy and certain of its subsidiaries. Prior to the IPO, the push-down impact of the transactions was recorded in the consolidated statements of operations, and, as no cash settlement occurred, all transactions with Rice Energy and its subsidiaries were recorded in parent net equity. On December 22, 2014, upon completion of the IPO, the Partnership entered into an omnibus agreement (the “Omnibus Agreement”) with its General Partner, Rice Energy, Rice Poseidon Midstream LLC and Rice Midstream Holdings LLC. Pursuant to the Omnibus Agreement, Rice Energy performs centralized corporate and general and administrative services for the Partnership, such as financial and administrative, information technology, legal, health, safety and environmental, human resources, procurement, engineering, business development, investor relations, insurance and tax. In exchange, the Partnership reimburses Rice Energy for the expenses incurred in providing these services, except for any expenses associated with Rice Energy’s long-term incentive programs.
The expenses for which the Partnership reimburses Rice Energy and its subsidiaries related to corporate and general and administrative services may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis. The Partnership is unable to estimate what the costs would have been with an unrelated third party.
Also upon completion of the IPO, the Partnership entered into a fixed-fee gas gathering and compression agreement that runs until December 22, 2029 (the “Gas Gathering and Compression Agreement”) with Rice Drilling B LLC, a subsidiary of Rice Energy, and Alpha Shale Resources LP, pursuant to which the Partnership gathers Rice Energy’s natural gas and provides compression services on the Partnership’s gathering systems located in Washington and Greene Counties, Pennsylvania. As of June 30, 2017, the Partnership charges Rice Energy a gathering fee of $0.30 per Dth and a compression fee of $0.07 per Dth per stage of compression, each subject to annual adjustment for inflation based on the Consumer Price Index. The Gas Gathering and Compression Agreement covers substantially all of Rice Energy’s acreage position in the dry gas core of the Marcellus Shale in southwestern Pennsylvania as of June 30, 2017 and any future acreage it acquires within Washington and Greene Counties, Pennsylvania, excluding certain production subject to a pre-existing third-party dedication.

In connection with the closing of the acquisition of the Water Assets, the Partnership entered into amended and restated water services agreements with Rice Energy (the “Water Services Agreements”), whereby the Partnership has agreed to provide certain fluid handling services to Rice Energy, including the exclusive right to provide fresh water for well completions operations in the Marcellus and Utica Shales and to collect and recycle or dispose of flowback and produced water for Rice Energy within areas of dedication in defined service areas in Pennsylvania and Ohio. The initial terms of the Water Services Agreements are until December 22, 2029 and from month to month thereafter. Under the agreements, Rice Energy will pay the Partnership (i) a variable fee, based on volumes of water supplied, for freshwater deliveries by pipeline directly to the well site, subject to annual Consumer Price Index adjustments and (ii) a produced water hauling fee of actual out-of-pocket cost incurred by the Partnership, plus a 2% margin.

10.	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements which an entity must consider in recognizing revenue, as this update will replace multiple locations for guidance. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-11, “Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) – Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients.” These updates do not change the core principle of the guidance in Topic 606 (as amended by ASU 2014-09), but rather provide further guidance with respect to the implementation of ASU 2014-09. The effective date for ASU 2016-10, 2016-11, 2016-12 and ASU 2014-09, as amended by ASU 2015-14, is for annual reporting periods beginning after December 15, 2017, including interim periods within those years. In preparation for the adoption of the new standard in the fiscal year beginning January 2018, the Partnership continues to evaluate contract terms and potential impacts of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract between two or more parties that creates legally enforceable rights and obligations exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Company anticipates adopting the standard using the modified retrospective approach. The Partnership is currently evaluating individual customer contracts within each of its business segments and documenting changes to its accounting policies and controls as it continues to evaluate the impact of adoption of this standard.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Partnership continues to evaluate a representative sample of agreements, including existing leases, to assess the impact of the new guidance on its financial statements.
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
In May 2017, the FASB issued ASU 2017-09, “Stock Compensation (Topic 718): Scope of Modification Accounting”. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Partnership is currently evaluating the impact that this guidance will have on its consolidated financial statements.

11.	Subsequent Events
On July 20, 2017, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the second quarter of 2017 of $0.2711 per common and subordinated unit. The cash distribution will be paid on August 17, 2017 to unitholders of record at the close of business on August 8, 2017. Also on August 17, 2017, a cash distribution of $1.6 million will be made to GP Holdings related to its incentive distribution rights in the Partnership based upon the level of distribution paid per common and subordinated unit.

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
Vantage Midstream Asset Acquisition
On September 26, 2016, we entered into a Purchase and Sale Agreement by and between us and Rice Energy (the “Midstream Purchase Agreement”). Pursuant to the terms of the Midstream Purchase Agreement, and following the close of Rice Energy’s acquisition of Vantage and their subsidiaries (the “Vantage Acquisition”), on October 19, 2016, we acquired from Rice Energy all of the outstanding membership interests of the Vantage Midstream Entities. The Vantage Midstream Entities own midstream assets, including approximately 30 miles of dry gas gathering and compression assets. In consideration for the acquisition of the Vantage Midstream Entities, we paid Rice Energy $600.0 million in aggregate consideration, which we paid in cash with the net proceeds from our private placement of common units (the “Private Placement”) and borrowings under our revolving credit facility.
Proposed Rice Energy Merger with EQT Corporation
On June 19, 2017, Rice Energy entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EQT and Eagle Merger Sub I, Inc., a Delaware corporation and indirect, wholly-owned subsidiary of EQT (“Merger Sub”), pursuant to which EQT will acquire Rice Energy in exchange for a combination of shares of EQT common stock and cash. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into Rice Energy, with Rice Energy continuing as the surviving entity and an indirect, wholly-owned subsidiary of EQT (the “Merger”). Immediately after the effective time of the Merger (the “Effective Time”), Rice Energy shall be merged with and into an indirect, wholly-owned limited liability company subsidiary of EQT (“LLC Sub”), with LLC Sub continuing as the surviving entity in such merger as an indirect, wholly-owned subsidiary of EQT. The completion of the Merger is subject to satisfaction or waiver of several conditions, including approval by the stockholders of Rice Energy and EQT and certain customary regulatory and other closing conditions, and is expected to close in the fourth quarter of 2017.
As a result of the Merger, immediately after the Effective Time, EQT will acquire beneficial ownership, indirectly through Rice Energy Operating LLC, a Delaware limited liability company and a subsidiary of Rice Energy (“REO”), of 3,623 common units representing limited partnership interests in the Partnership, and 28,753,623 subordinated units representing limited interests in the Partnership, and all incentive distribution rights of the Partnership. Additionally, as a result of the Merger, EQT will indirectly own and control, indirectly through REO, Rice Midstream Management LLC, a Delaware limited liability company and our General Partner. EQT will therefore retain the right to appoint all members of the board of directors of the general partner of the Partnership (“General Partner”) and will control the Partnership subsequent to the close of the Merger.
The Merger Agreement provides for certain termination rights for both Rice Energy and EQT, including the right of either party to terminate the Merger Agreement if the Merger is not consummated by February 19, 2018 (which may be extended by either party to May 19, 2018 under certain circumstances). Upon termination of the Merger Agreement under certain specified circumstances, Rice Energy may be required to pay EQT, or EQT may be required to pay Rice Energy, a termination fee of $255.0 million. In addition, if the Merger Agreement is terminated because of a failure of a party’s shareholders to approve the proposals required to complete the Merger, that party may be required to reimburse the other party for its transaction expenses in an amount equal to $67.0 million.
Our Operations
Gas Gathering and Compression
Our gas gathering and compression assets are located within highly-concentrated acreage positions in the dry gas core of the Marcellus Shale and, as of June 30, 2017, consisted of a 3.3 MMDth/d high-pressure dry gas gathering system and associated compression in Washington County, Pennsylvania and a 1.7 MMDth/d high-pressure dry gas gathering system in Greene County, Pennsylvania. The dry gas core of the Marcellus Shale in southwestern Pennsylvania is characterized by a combination of low development cost, consistently high production volumes and access to multiple takeaway pipelines, resulting in what Rice Energy believes to be among the highest rate of return wells in the Appalachian Basin.
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
The following provides a summary of the key terms of our gas gathering and compression agreements as of June 30, 2017.

	Remaining Term (Years)	Gathering Fee	Compression Fee (1)	Escalation /Adjustment Mechanism (2)	Dedicated Acres
Rice Energy	13	$0.30 / Dth	$0.07 / stage / Dth	Yes	Washington and Greene Counties (3)
Third Parties (4)	13	$0.40 / Dth	varies	Yes	66,000 acres in Washington County

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

(3)
The dedicated area from Rice Energy excludes the first 20.0 MDth/d of Rice Energy’s Marcellus Shale dry gas production under an existing dedication to a third party in which Rice Energy owned approximately 9,000 gross acres as of June 30, 2017.

(4)
Amounts shown for third parties represent weighted averages based on historical throughput in the case of remaining term, gathering fee and compression fee (based on the period March 31, 2015 through June 30, 2017), and in the case of dedications, aggregate acres.

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
Water Services
Our water services assets located in Washington and Greene Counties, Pennsylvania, and Belmont County, Ohio are engaged in the provision of water services to support well completion activities and to collect and recycle or dispose of flowback and produced water for us and third parties in the Appalachian Basin. As of June 30, 2017, our Pennsylvania assets provided access to 27.0 MMgal/d of fresh water from the Monongahela River and several other regional water sources, and our Ohio assets provided access to 14.0 MMgal/d of fresh water from the Ohio River and several other regional sources, both for distribution to Rice Energy’s Exploration and Production segment and third parties. Pursuant to the terms of the Purchase and Sale Agreement by and between us and Rice Energy dated November 4, 2015, Rice Energy has granted us until December 31,

2025, (i) the exclusive right to develop water treatment facilities in the areas of dedication defined in the Water Services Agreements (defined below) and (ii) an option to purchase any water treatment facilities acquired by Rice Energy in such areas at its acquisition cost.
In connection with the closing of the acquisition of Rice Energy’s Pennsylvania and Ohio fresh water distribution systems and related facilities, we entered into an amended and restated water services agreements with Rice Energy (the “Water Services Agreements”), whereby we agreed to provide certain fluid handling services to Rice Energy, including the exclusive right to provide fresh water for well completions operations in the Marcellus and Utica Shales and to collect and recycle or dispose of flowback and produced water for Rice Energy within areas of dedication in defined service areas in Pennsylvania and Ohio. The initial terms of the Water Services Agreements are until December 22, 2029 and from month to month thereafter. Under the agreements, Rice Energy pays us (i) a variable fee, based on volumes of water supplied, for freshwater deliveries by pipeline directly to the well site, subject to annual CPI adjustments and (ii) a produced water and flowback hauling fee of actual out-of-pocket cost incurred by us, plus a 2% margin.
Results of Operations
The following table sets forth selected consolidated operating data for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Statement of operations data
Operating revenues:
Affiliate	$62,474	$32,622	$29,852	$115,271	$77,007	$38,264
Third-party	9,903	13,925	(4,022)	19,856	24,083	(4,227)
Total operating revenues	72,377	46,547	25,830	135,127	101,090	34,037

Operating expenses:
Operation and maintenance expense	9,701	4,141	5,560	17,880	12,752	5,128
General and administrative expense	7,199	5,787	1,412	13,038	10,463	2,575
Depreciation expense	7,543	6,855	688	15,164	12,225	2,939
Acquisition costs	494	—	494	494	73	421
Amortization of intangible assets	406	403	3	808	811	(3)
Other expense (income)	20	361	(341)	133	149	(16)
Total operating expenses	25,363	17,547	7,816	47,517	36,473	11,044

Operating income	47,014	29,000	18,014	87,610	64,617	22,993
Other income	30	—	30	41	—	41
Interest expense	(1,934)	(920)	(1,014)	(3,877)	(1,967)	(1,910)
Amortization of deferred finance costs	(1,050)	(144)	(906)	(2,099)	(288)	(1,811)
Net income	$44,060	$27,936	$16,124	$81,675	$62,362	$19,313

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Total operating revenues. Operating revenues increased from $46.5 million for the three months ended June 30, 2016 to $72.4 million for the three months ended June 30, 2017, an increase of 55%. The increase in operating revenues period-over-period primarily related to increased gathering and compression revenues associated with a 46% and 58% increase in gathering and compression throughput, respectively, which included the impact of post-acquisition revenues associated with the Vantage Midstream Entities of $15.7 million for the three months ended June 30, 2017. The impact of the Vantage Midstream Entities was comprised of gathering, compression and water distribution volumes of 377 MDth/d, 50 MDth/d and 63 MMgal, respectively. In addition to gathering and compression, the increase related to the $9.3 million increase in water services revenue due to a 27% increase in fresh water distribution volumes of 335 MMgal for the three months ended June 30, 2016 to 424 MMgal for the three months ended June 30, 2017.
Operation and maintenance expense. Total operation and maintenance expense increased from $4.1 million for the three months ended June 30, 2016 to $9.7 million for the three months ended June 30, 2017, an increase of 134%. The increase period-over-period was primarily due to increases in line maintenance expenses as well as increases in compressor rental charges associated with compressor stations acquired in connection with the Vantage Midstream Acquisition. Additionally, the increase relates to an increase in variable water costs associated with need for supplemental water systems to support combination hydraulic fracturing.
General and administrative expense. General and administrative expense increased from $5.8 million for the three months ended June 30, 2016 to $7.2 million for the three months ended June 30, 2017, an increase of 24%. The increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support our growing midstream operations in Pennsylvania.
Depreciation expense. Depreciation expense increased from $6.9 million for the three months ended June 30, 2016 to $7.5 million for the three months ended June 30, 2017, an increase of 10%. The increase period-over-period was primarily due to additional assets placed into service subsequent to the second quarter of 2016 associated with our gathering, compression and water handling and treatment services. From June 30, 2016 through June 30, 2017, our gathering and water pipeline miles increased by 40% and 22%, respectively.
Interest expense. Interest expense increased from $0.9 million for the three months ended June 30, 2016 to $1.9 million for the three months ended June 30, 2017, an increase of 110%. The increase period-over-period was primarily due to increased borrowing on our revolving credit facility. Average daily outstanding borrowings on our revolving credit facility increased from $144.7 million for the three months ended June 30, 2016 to $194.0 million for the three months ended June 30, 2017.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Total operating revenues. Operating revenues increased from $101.1 million for the six months ended June 30, 2016 to $135.1 million for the six months ended June 30, 2017, an increase of 34%. The increase in operating revenues period-over-period primarily related to increased gathering and compression revenues associated with a 47% and 140% increase in gathering and compression throughput, respectively, which included the impact of post-acquisition revenues associated with the Vantage Midstream Entities of $27.8 million for the six months ended June 30, 2017. The impact of the Vantage Midstream Entities was comprised of gathering, compression and water distribution volumes of 342 MDth/d, 50 MDth/d and 103 MMgal, respectively for the six months ended June 30, 2017.
Operation and maintenance expense. Total operation and maintenance expense increased from $12.8 million for the six months ended June 30, 2016 to $17.9 million for the six months ended June 30, 2017, an increase of 40%. The increase period-over-period was primarily due to increases in line maintenance expenses as well as increases in compressor rental charges associated with compressor stations acquired in connection with the Vantage Midstream Acquisition. Additionally, the increase relates to an increase in variable water costs associated with need for supplemental water systems to support combination hydraulic fracturing.
General and administrative expense. General and administrative expense increased from $10.5 million for the six months ended June 30, 2016 to $13.0 million for the six months ended June 30, 2017, an increase of 25%. The increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support our growing midstream operations in Pennsylvania.
Depreciation expense. Depreciation expense increased from $12.2 million for the six months ended June 30, 2016 to $15.2 million for the six months ended June 30, 2017, an increase of 24%. The increase period-over-period was primarily due to additional assets placed into service subsequent to the second quarter of 2016 associated with our gathering, compression and water handling and treatment services. From June 30, 2016 to June 30, 2017, our gathering and water pipeline miles increased by 40% and 22%, respectively.
Interest expense. Interest expense increased from $2.0 million for the six months ended June 30, 2016 to $3.9 million for the six months ended June 30, 2017, an increase of 97%. The increase period-over-period was primarily due to increased borrowing on our revolving credit facility. Average daily outstanding borrowings on our revolving credit facility increased from $144.7 million for the six months ended June 30, 2016 to $194.0 million for the six months ended June 30, 2017.
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
The following table sets forth selected operating data for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016:
Gathering and Compression Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Operating data:
Gathering volumes: (in MDth/d)
Affiliate	1,144	678	466	1,074	648	426
Third-party	216	256	(40)	224	237	(13)
Total gathering volumes	1,360	934	426	1,298	885	413

Compression volumes: (in MDth/d)
Affiliate	676	329	347	635	169	466
Third-party	216	235	(19)	224	189	35
Total compression volumes	892	564	328	859	358	501

Statement of income data: (in thousands)
Gathering revenues:
Affiliate	$32,380	$16,960	$15,420	$60,324	$34,209	$26,115
Third-party	7,933	9,289	(1,356)	16,209	17,725	(1,516)
Total gathering revenues	40,313	26,249	14,064	76,533	51,934	24,599

Compression revenues:
Affiliate	4,687	2,098	2,589	8,793	2,155	6,638
Third-party	1,583	1,689	(106)	3,259	2,747	512
Total compression revenues	6,270	3,787	2,483	12,052	4,902	7,150
Total operating revenues	46,583	30,036	16,547	88,585	56,836	31,749

Operating expenses:
Operation and maintenance expense	3,504	1,349	2,155	6,233	3,165	3,068
General and administrative expense	6,074	4,693	1,381	11,025	8,364	2,661
Depreciation expense	3,237	2,685	552	6,507	4,620	1,887
Acquisition costs	494	—	494	494	73	421
Amortization of intangible assets	406	403	3	808	811	(3)
Other (income) expense	—	361	(361)	113	149	(36)
Total operating expenses	13,715	9,491	4,224	25,180	17,182	7,998

Operating income	$32,868	$20,545	$12,323	$63,405	$39,654	$23,751
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Total operating revenues. Revenues from gathering and compression of natural gas increased from $30.0 million for the three months ended June 30, 2016 to $46.6 million for the three months ended June 30, 2017, an increase of 56%. The increase in operating revenues primarily related to increased gathering and compression revenues associated with a 46% and 58% increase in period-over-period gathering and compression throughput, respectively, which included the impact of post-acquisition revenues associated with the Vantage Midstream Entities of $11.9 million for the three months ended June 30, 2017.
Operation and maintenance expense. Total operation and maintenance expense increased from $1.3 million for the three months ended June 30, 2016 to $3.5 million for the three months ended June 30, 2017, an increase of 160%. The increase period-over-period was primarily due to increases in line maintenance expenses as well as increases in compressor rental charges associated with the addition of compressor stations acquired in connection with the Vantage Midstream Entities.
General and administrative expense. General and administrative expense increased from $4.7 million for the three months ended June 30, 2016 to $6.1 million for the three months ended June 30, 2017, an increase of 29%. The increase was primarily attributable to costs associated with personnel to support our growing midstream operations in Pennsylvania.

Depreciation expense. Depreciation expense increased from $2.7 million for the three months ended June 30, 2016 to $3.2 million for the three months ended June 30, 2017, an increase of 21%. The increase period-over-period was primarily due to additional assets placed into service subsequent to the second quarter of 2016 associated with our gathering and compression services. From June 30, 2016 to June 30, 2017, our gathering pipeline miles increased by approximately 40%.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Total operating revenues. Revenues from gathering and compression of natural gas increased from $56.8 million for the six months ended June 30, 2016 to $88.6 million for the six months ended June 30, 2017, an increase of 56%. The increase in operating revenues primarily related to increased gathering and compression revenues associated with a 47% and 140% increase in period-over-period gathering and compression throughput, respectively, which included the impact of post-acquisition revenues associated with the Vantage Midstream Entities of $21.5 million for the six months ended June 30, 2017.
Operation and maintenance expense. Total operation and maintenance expense increased from $3.2 million for the six months ended June 30, 2016 to $6.2 million for the six months ended June 30, 2017, an increase of 97%. The increase period-over-period was primarily due to increases in line maintenance expenses as well as increases in compressor rental charges associated with the addition of compressor stations acquired in connection with the Vantage Midstream Entities.
General and administrative expense. General and administrative expense increased from $8.4 million for the six months ended June 30, 2016 to $11.0 million for the six months ended June 30, 2017, an increase of 32%. The increase was primarily attributable to costs associated with personnel to support our growing midstream operations in Pennsylvania.
Depreciation expense. Depreciation expense increased from $4.6 million for the six months ended June 30, 2016 to $6.5 million for the six months ended June 30, 2017, an increase of 41%. The increase period-over-period was primarily due to additional assets placed into service subsequent to the second quarter of 2016 associated with our gathering and compression services. From June 30, 2016 to June 30, 2017, our gathering pipeline miles increased by approximately 40%.
Water Services Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Operating data:
Water services volumes: (in MMgal)
Affiliate	408	220	188	773	665	108
Third-party	16	115	(99)	16	132	(116)
Total water services volumes	424	335	89	789	797	(8)

Statement of income data: (in thousands)
Operating revenues:
Affiliate	$25,407	$13,564	$11,843	$46,155	$40,643	$5,512
Third-party	387	2,947	(2,560)	387	3,611	(3,224)
Total operating revenues	25,794	16,511	9,283	46,542	44,254	2,288

Operating expenses:
Operation and maintenance expense	6,197	2,792	3,405	11,647	9,587	2,060
General and administrative expense	1,125	1,094	31	2,013	2,099	(86)
Depreciation expense	4,306	4,170	136	8,657	7,605	1,052
Other expense	20	—	20	20	—	20
Total operating expenses	11,648	8,056	3,592	22,337	19,291	3,046

Operating income	$14,146	$8,455	$5,691	$24,205	$24,963	$(758)
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Operating revenues. Operating revenues increased from $16.5 million for the three months ended June 30, 2016 to $25.8 million for the three months ended June 30, 2017, an increase of 56%. The increase related to a 27% increase in fresh water distribution volumes from 335 MMgal to 424 MMgal as well as an increase in rates due to a change in the mix of third-party revenues versus affiliate revenues for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Operation and maintenance expense. Total operation and maintenance expense increased from $2.8 million for the three months ended June 30, 2016 to $6.2 million for the three months ended June 30, 2017, an increase of 122%. The increase relates to an increase in variable water costs associated with need for supplemental water systems to support combination hydraulic fracturing.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Operating revenues. Operating revenues increased from $44.3 million for the six months ended June 30, 2016 to $46.5 million for the six months ended June 30, 2017, an increase of 5.2%. The increase related to a $6.3 million increase in water services revenue attributable to the impact of post-acquisition revenues associated with the Vantage Midstream Entities for the six months ended June 30, 2017, partially offset by a reduction in third-party operating revenues.
Operation and maintenance expense. Total operation and maintenance expense increased from $9.6 million for the six months ended June 30, 2016 to $11.6 million for the six months ended June 30, 2017, an increase of 21%. The increase relates to an increase in variable water costs associated with need for supplemental water systems to support combination hydraulic fracturing.
Depreciation expense. Depreciation expense increased from $7.6 million for the six months ended June 30, 2016 to $8.7 million for the six months ended June 30, 2017, an increase of 14%. The increase period-over-period was primarily due to additional water handling and treatment assets placed into service subsequent to the second quarter of 2016. From June 30, 2016 through June 30, 2017, our water pipeline miles increased by approximately 22%.
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
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $86.9 million for the six months ended June 30, 2017 compared to net cash provided by operating activities of $74.7 million for the six months ended June 30, 2016. The increase in cash flow from operations period-over-period was primarily the result of increased cash flow generated from our gathering and compression contracts with Rice Energy and third parties during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Cash Flow Used in Investing Activities
Cash flows used in investing activities totaled $58.0 million and $75.0 million for the six months ended June 30, 2017 and 2016, respectively. Capital expenditures for the gathering and compression segment were $54.1 million and $71.7 million for the six months ended June 30, 2017 and 2016, respectively. The decrease period-over-period was primarily attributable to timing of the build-out of our compression and gathering systems. Capital expenditures for the water services segment were $4.0 million and $3.3 million for the six months ended June 30, 2017 and 2016, respectively. The increase period-over-period was primarily attributable to the continued build-out of our water services pipeline system.
Cash Flow (Used in) Provided by Financing Activities
Net cash used in financing activities for the six months ended June 30, 2017 of $38.5 million was primarily associated with quarterly distributions to our public unitholders and GP Holdings. Net cash provided by financing activities for the six months ended June 30, 2016 of $8.1 million was comprised of proceeds from common unit issuances of $179.9 million and net proceeds from borrowings under our revolving credit facility, offset by net paydowns of the revolving credit facility and distributions made to our unitholders related to the fourth quarter of 2015 and first quarter of 2016.
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
Debt Agreements and Contractual Obligations
Revolving Credit Facility
On December 22, 2014, Rice Midstream OpCo LLC, our wholly-owned subsidiary (“Rice Midstream OpCo”), entered into a revolving credit agreement (as amended, the “revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders. As of June 30, 2017, our revolving credit facility provided for lender commitments of $850.0 million, with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. As of June 30, 2017, Rice Midstream OpCo had $206.0 million borrowings outstanding and no letters of credit outstanding under this facility, resulting in availability of $644.0 million. The average daily outstanding balance of the credit facility was approximately $194.0 million and interest was incurred on the facility at a weighted average annual interest rate of 2.9% during the six months ended June 30, 2017. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. We and our restricted subsidiaries are the guarantors of the obligations under the revolving credit facility, which matures on December 22, 2019.
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
Our revolving credit facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the revolving credit facility to be immediately due and payable. We were in compliance with such covenants and ratios effective as of June 30, 2017.
Distributions
On May 18, 2017, a cash distribution of $0.2608 per common and subordinated unit was paid to our unitholders related to the first quarter of 2017. On July 20, 2017, the Board of Directors of our general partner declared a cash distribution to our unitholders for the second quarter of 2017 of $0.2711 per common and subordinated unit. The cash distribution will be paid on August 17, 2017 to unitholders of record at the close of business on August 8, 2017. Also on August 17, 2017, a cash distribution of $1.6 million will be made to GP Holdings related to its incentive distribution rights in us.
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
Off-Balance Sheet Arrangements
Currently, we do not have any off-balance sheet arrangements as defined by the SEC. In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our unaudited condensed consolidated financial statements in accordance with GAAP. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—4. Commitments and Contingencies” for a description of our commitments and contingencies.

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
Interest Rate Risk
As of June 30, 2017, Rice Midstream OpCo had $206.0 million of borrowings and no letters of credit outstanding under the revolving credit facility. Under the revolving credit facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect.
Our primary interest rate risk exposure results from our revolving credit facility, which has a floating interest rate. The annual weighted average interest rate incurred on our revolving credit facility during the six months ended June 30, 2017 was approximately 2.9%. A 1.0% increase in each of the applicable average interest rates during the six months ended June 30, 2017 would have resulted in a $1.0 million estimated increase in interest expense for that period.
As of June 30, 2017, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our general partner has evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and to ensure that the information we are required to disclose in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the principal executive officer and principal financial officer of our general partner concluded that their disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting
We are in the process of integrating Vantage’s and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, during the three months ended June 30, 2017, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our general partner is owned by Rice Energy, which recently announced an agreement to merge with EQT Corporation, which owns the general partner of EQT GP Holdings, LP (“EQGP”), which in turn owns the general partner of EQT Midstream Partners, LP (“EQM”). EQT’s ownership of our general partner and the general partner of EQM may result in conflicts of interest.
Rice Energy entered into a definitive agreement with EQT, which provide for a series of transactions whereby Rice Energy will be merged with and into an indirect wholly owned subsidiary of EQT. The closing of the Merger is subject to various conditions precedent, and as such, there is a risk that the acquisition may not be completed.
Following the completion of the merger of EQT and Rice Energy, the directors and officers of our general partner and its affiliates will have duties to manage our general partner in a manner that is beneficial to EQT, who would be the owner of our general partner. At the same time, our general partner will have duties to manage us in a manner that is beneficial to our unitholders. Therefore, following the completion of the merger, our general partner’s duties to us may conflict with the duties of its officers and directors to EQT in the future. As a result of these conflicts of interest following the merger, our general partner may favor its own interest or the interests of EQT or EQM, or their owners or affiliates over the interest of our unitholders. For example, EQT has publicly stated that it intends to sell Rice Energy’s interests in its retained midstream assets to EQM.
Furthermore, substantially all of Rice Energy’s production is dedicated to us, and Rice Energy represents the substantial majority of our throughput volumes. Following the completion of the Merger, our future prospects will depend upon EQT’s growth strategy and drilling program, including the level of drilling and completion activity by EQT in acreage dedicated to us. Additional conflicts may also arise in the future following the merger associated with (1) the allocation of capital and the allocation of costs among EQGP, EQM and us, (2) the amount of time devoted by the officers and directors of EQT to the business of EQGP and EQM in relation to us and (3) future business opportunities that are pursued by EQM and us.

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
**
Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

RICE MIDSTREAM PARTNERS LP

Date:	August 3, 2017	By:	Rice Midstream Management LLC, its general partner
		By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer

Date:	August 3, 2017	By:	Rice Midstream Management LLC, its general partner
		By:	/s/ Grayson T. Lisenby
Grayson T. Lisenby
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
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
**
Furnished herewith. Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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