Form 10-Q
period 2017-09-30
Rice Midstream Partners LP
filed 2017-11-02
CIK 1620928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

At October 31, 2017, there were 102,303,108 units (consisting of 73,549,485 common units and 28,753,623 subordinated units) outstanding.

RICE MIDSTREAM PARTNERS LP
QUARTERLY REPORT ON FORM 10-Q

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements.” All statements, other than statements of historical fact, included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and income/losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “June 30, 2017 Quarterly Report”), on file with the Securities and Exchange Commission (the “SEC”).
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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our gathering and compression and water services businesses. These risks include, but are not limited to, commodity price volatility; inflation; environmental risks; regulatory changes; the uncertainty inherent in projecting future throughput volumes, cash flow and access to capital; the timing of development expenditures of Rice Energy or our other customers; and the other risks described under “Item 1A. Risk Factors” in the 2016 Annual Report and the June 30, 2017 Quarterly Report.
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

PART I

Rice Midstream Partners LP
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$1,810	$21,834
Accounts receivable	18,855	8,758
Accounts receivable - affiliate	19,872	11,838
Prepaid expenses, deposits and other	1,640	64
Total current assets	42,177	42,494

Long-term assets:
Property and equipment, net	913,425	805,027
Deferred financing costs, net	9,482	12,591
Goodwill	496,588	494,580
Intangible assets, net	43,306	44,525
Total assets	$1,504,978	$1,399,217

Liabilities and partners’ capital
Current liabilities:
Accounts payable	$12,953	$4,172
Accrued capital expenditures	26,732	9,074
Other accrued liabilities	4,675	8,376
Total current liabilities	44,360	21,622

Long-term liabilities:
Long-term debt	222,000	190,000
Other long-term liabilities	6,399	5,189
Total liabilities	272,759	216,811

Partners’ capital:
Common units (73,549,485 and 73,519,133 issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	1,311,205	1,276,036
Subordinated units (28,753,623 issued and outstanding at September 30, 2017 and December 31, 2016)	(78,986)	(93,630)
Total partners’ capital	1,232,219	1,182,406
Total liabilities and partners’ capital	$1,504,978	$1,399,217

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit data)	2017	2016	2017	2016
Operating revenues:
Affiliate	$63,599	$28,260	$178,870	$105,267
Third-party	18,102	12,807	37,958	36,890
Total operating revenues	81,701	41,067	216,828	142,157

Operating expenses:
Operation and maintenance expense	10,259	4,596	28,139	17,348
General and administrative expense (1)	6,434	4,945	19,472	15,408
Depreciation expense	7,667	5,489	22,831	17,714
Acquisition costs	35	—	529	73
Amortization of intangible assets	412	411	1,220	1,222
Other expense	2,247	90	2,380	239
Total operating expenses	27,054	15,531	74,571	52,004

Operating income	54,647	25,536	142,257	90,153
Other income	13	—	54	—
Interest expense	(2,154)	(402)	(6,031)	(2,369)
Amortization of deferred finance costs	(1,052)	(145)	(3,151)	(433)
Net income	$51,454	$24,989	$133,129	$87,351

Calculation of limited partner interest in net income:
Net income	$51,454	$24,989	$133,129	$87,351
Less: General partner interest in net income attributable to incentive distribution rights	1,949	427	4,779	540
Limited partner net income	$49,505	$24,562	$128,350	$86,811

Net income per limited partner unit:
Common units (basic)	$0.48	$0.30	$1.25	$1.15
Common units (diluted)	$0.48	$0.30	$1.25	$1.14
Subordinated units (basic and diluted)	$0.48	$0.30	$1.25	$1.17

Cash distributions declared per limited partner unit:
Common units	$0.2814	$0.2370	$0.8133	$0.6705
Subordinated units	$0.2814	$0.2370	$0.8133	$0.6705

(1)
General and administrative expense includes charges from Rice Energy of $5.6 million and $4.4 million for the three months ended September 30, 2017 and 2016, respectively, and $16.8 million and $12.7 million for the nine months ended September 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$133,129	$87,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	22,831	17,714
Amortization of intangibles	1,220	1,222
Amortization of deferred financing costs	3,151	433
Equity compensation expense	429	2,672
Changes in operating assets and liabilities:
Accounts receivable and receivable from affiliate	(18,131)	(3,102)
Prepaid expenses and other assets	(1,577)	(5)
Accounts payable and payable to affiliate	1,361	26
Accrued liabilities and other	(3,723)	3,193
Net cash provided by operating activities	138,690	109,504

Cash flows from investing activities:
Capital expenditures	(99,234)	(97,679)
Acquisitions	(7,654)	—
Net cash used in investing activities	(106,888)	(97,679)

Cash flows from financing activities:
Proceeds from borrowings	32,000	43,000
Repayments of borrowings	—	(186,000)
Proceeds from ATM program, net	—	15,713
Proceeds from June 2016 equity offering, net	—	164,029
Additions to deferred financing costs	(81)	(206)
Contributions from parent	—	39
Employee tax withholding for settlement of common unit award vestings	—	(1,280)
Distributions to related parties	(26,215)	(18,228)
Distributions to public unitholders	(57,530)	(28,855)
Net cash used in financing activities	(51,826)	(11,788)

Net (decrease) increase in cash	(20,024)	37
Cash at the beginning of the year	21,834	7,597
Cash at the end of the period	$1,810	$7,634

(in thousands)
Supplemental disclosure of cash flow information:
Capital expenditures financed by accounts payable	$9,658	$2,378
Capital expenditures financed by accrued capital expenditures	$26,732	$12,270

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Rice Midstream Partners LP
Condensed Consolidated Statements of Partners’ Capital
(Unaudited)

	Limited Partners
(in thousands)	Common	Subordinated & Incentive Distribution Right Holders	Total
Balance, January 1, 2016	$624,557	$(112,723)	$511,834
Contributions from parent	—	39	39
Equity compensation expense	1,492	—	1,492
Distributions to unitholders	(28,855)	(18,228)	(47,083)
Common units issued in June equity 2016, net of offering costs	164,029	—	164,029
Common units issued in ATM program, net of offering costs	15,713	—	15,713
Net income	53,199	34,152	87,351
Balance, September 30, 2016	$830,135	$(96,760)	$733,375

Balance, January 1, 2017	$1,276,036	$(93,630)	$1,182,406
Equity compensation expense	429	—	429
Distributions to unitholders	(57,530)	(26,215)	(83,745)
Net income	92,270	40,859	133,129
Balance, September 30, 2017	$1,311,205	$(78,986)	$1,232,219

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
The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared by the Partnership’s management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements included herein contain all adjustments which are, in the opinion of management, necessary to present fairly the Partnership’s financial position as of September 30, 2017 and December 31, 2016, its condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, and its condensed consolidated statements of cash flows and partners’ capital for the nine months ended September 30, 2017 and 2016.
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
On October 12, 2017, Rice Energy and EQT filed the definitive joint proxy statement/prospectus for each of Rice Energy and EQT and commenced mailing the definitive joint proxy statement/prospectuses to shareholders of Rice Energy and EQT. The Company and EQT will each hold a special meeting of shareholders on November 9, 2017.

2.	Acquisitions
Vantage Acquisition
On September 26, 2016, the Partnership entered into a Purchase and Sale Agreement by and between the Partnership and Rice Energy (the “Midstream Purchase Agreement”). Pursuant to the terms of the Midstream Purchase Agreement, and following the close of Rice Energy’s acquisition of Vantage Energy, LLC and Vantage Energy II, LLC (collectively, “Vantage”) and their subsidiaries (the “Vantage Acquisition”), on October 19, 2016, the Partnership acquired from Rice Energy all of the outstanding membership interests of Vantage Energy II Access, LLC and Vista Gathering, LLC (the “Vantage Midstream Entities”). The Vantage Midstream Entities own midstream assets, including approximately 30 miles of dry gas gathering and compression assets and water assets. In consideration for the acquisition of the Vantage Midstream Entities (the “Vantage Midstream Asset Acquisition”), the Partnership paid Rice Energy $600.0 million in aggregate consideration, which the Partnership paid in cash with the net proceeds of its private placement of common units (the “2016 Private Placement”) of $441.0 million and borrowings under its revolving credit facility (defined in Note 3) of $159.0 million. The purchase price allocation ascribed approximately $144.6 million to property and equipment, $0.4 million in net working capital, and $455.0 million to goodwill.
The Partnership’s acquisition of the Vantage Midstream Entities from Rice Energy is accounted for as a combination of entities under common control at historical cost. As the Vantage Midstream Asset Acquisition occurred concurrently with the Vantage Acquisition, no predecessor period existed which would warrant retrospective recast of our financial statements.
The purchase price allocation was performed by Rice Energy. The fair values of the assets acquired were determined using various valuation techniques, including the cost approach. The assumed purchase price and fair values have been prepared with the assistance of external specialists, and represent Rice Energy’s best estimate of the fair values of the assets acquired. Goodwill related to the value attributed to additional growth opportunities, synergies and operating leverage within the Partnership’s gathering and compression segment.
Post-Acquisition Operating Results
The Vantage Midstream Entities contributed the following to the Partnership’s condensed consolidated operating results for the three and nine months ended September 30, 2017.

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2017
Operating revenues	$17,755	$45,588
Net income	$14,485	$33,680
Unaudited Pro Forma Information

The following unaudited pro forma combined financial information presents the Partnership’s results as though the acquisition of the Vantage Midstream Entities and the 2016 Private Placement had been completed at January 1, 2016.

	Pro Forma
	Three Months Ended	Nine Months Ended
(in thousands, except per unit data)	September 30, 2016	September 30, 2016
Operating revenues	$57,357	$191,871
Limited partner net income	$34,156	$115,538
Earnings per common unit (basic)	$0.33	$1.20
Earnings per common unit (diluted)	$0.33	$1.20
Earnings per subordinated unit	$0.33	$1.21
Other Acquisitions
As of September 30, 2017, the Partnership acquired the remaining 32.5% interest in the gas gathering systems, facilities and pipelines in the Wind Ridge area for $7.6 million. The Partnership’s total purchase price, inclusive of the 67.5% interest acquired in conjunction with the Vantage Midstream Asset Acquisition, was approximately $22.0 million, of which $16.2 million was ascribed to property and equipment and $5.8 million to goodwill.

3.	Long-Term Debt
On December 22, 2014, Rice Midstream OpCo LLC, the Partnership’s wholly-owned subsidiary (“Rice Midstream OpCo”), entered into a revolving credit agreement (as amended, the “revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders.
As of September 30, 2017, the revolving credit facility provided for lender commitments of $850.0 million, with an additional $200.0 million of commitments available under an accordion feature, subject to lender approval. As of September 30, 2017, Rice Midstream OpCo had $222.0 million borrowings outstanding and no letters of credit outstanding under this facility, resulting in availability of $628.0 million. The average daily outstanding balance of the credit facility was approximately $205.2 million and interest was incurred on the facility at a weighted average annual interest rate of 3.0% during the nine months ended September 30, 2017. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes. The Partnership and its restricted subsidiaries are the guarantors of the obligations under the revolving credit facility, which matures on December 22, 2019.
Principal amounts borrowed are payable on the maturity date, and interest is payable quarterly for base rate loans and at the end of the applicable interest period for Eurodollar loans. Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect, and base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect. The carrying amount of the revolving credit facility is comprised of borrowings for which interest accrues under a fluctuating interest rate structure. Accordingly, the carrying value approximates fair value as of September 30, 2017 and represents a Level 2 measurement. Rice Midstream OpCo also pays a commitment fee based on the undrawn commitment amount ranging from 37.5 to 50 basis points.
The Partnership’s revolving credit facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the revolving credit facility to be immediately due and payable. The Partnership was in compliance with such covenants effective as of September 30, 2017.
Interest paid in cash was approximately $6.4 million and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively.

4.	Commitments and Contingencies
Litigation
From time to time, the Partnership is party to various legal and/or regulatory proceedings arising in the ordinary course of business. While the ultimate outcome and impact to the Partnership cannot be predicted with certainty, the Partnership believes that all such matters are without merit and involve amounts which, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows. When it is determined that a loss is probable of occurring and is reasonably estimable, the Partnership accrues an undiscounted liability for such contingencies based on its best estimate using information available at the time. The Partnership discloses contingencies where an adverse outcome may be material, or in the judgment of management, the matter should otherwise be disclosed.
Lease Obligations
The Partnership has lease obligations for compression equipment under existing contracts with third parties. Rent expense included in operation and maintenance expense for the three and nine months ended September 30, 2017 was $0.3 million and $1.1 million, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2016, respectively. Future payments for this equipment as of September 30, 2017 totaled $5.1 million (remainder of 2017: $1.5 million; 2018: $1.2 million; 2019: $1.2 million; 2020: $0.6 million; 2021: $0.3 million and thereafter: $0.3 million).
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

The Partnership has not recorded a contingent liability associated with the additional consideration as the required capacity increases were not considered probable as of September 30, 2017.

5.	Partners’ Capital
The following table presents the Partnership’s common and subordinated units issued from January 1, 2016 through September 30, 2017:

	Limited Partners
	Common	Subordinated	Total
Balance, January 1, 2016	42,163,749	28,753,623	70,917,372
Equity offering in June 2016	9,200,000	—	9,200,000
Equity offering in October 2016	20,930,233	—	20,930,233
Common units issued under ATM program	944,700	—	944,700
Vested phantom units, net	280,451	—	280,451
Balance, December 31, 2016	73,519,133	28,753,623	102,272,756

Vested phantom units, net	30,352	—	30,352
Balance, September 30, 2017	73,549,485	28,753,623	102,303,108
As of September 30, 2017, Rice Midstream GP Holdings LLC (“GP Holdings”) owned approximately 28% of the Partnership consisting of 3,623 common units, 28,753,623 subordinated units and all of the incentive distribution rights.

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

The following table presents Partnership’s calculation of net income per limited partner unit for common and subordinated limited partner units.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except unit data)	2017	2016	2017	2016
Net income	$51,454	$24,989	$133,129	$87,351
Less: General partner interest in net income attributable to incentive distribution rights	1,949	427	4,779	540
Limited partner net income	$49,505	$24,562	$128,350	$86,811

Net income allocable to common units	$35,591	$15,862	$92,270	$53,199
Net income allocable to subordinated units	13,914	8,700	36,080	33,612
Limited partner net income	$49,505	$24,562	$128,350	$86,811

Weighted-average limited partner units outstanding - basic:
Common units	73,549,485	52,419,942	73,533,198	46,376,896
Subordinated units	28,753,623	28,753,623	28,753,623	28,753,623
Total	102,303,108	81,173,565	102,286,821	75,130,519

Weighted-average limited partner units outstanding - diluted:
Common units (1)	73,549,706	52,641,582	73,544,516	46,637,415
Subordinated units	28,753,623	28,753,623	28,753,623	28,753,623
Total	102,303,329	81,395,205	102,298,139	75,391,038

Net income per limited partner unit - basic:
Common units	$0.48	$0.30	$1.25	$1.15
Subordinated units	0.48	0.30	1.25	1.17
Total	$0.48	$0.30	$1.25	$1.16

Net income per limited partner unit - diluted:
Common units	$0.48	$0.30	$1.25	$1.14
Subordinated units (2)	0.48	0.30	1.25	1.17
Total	$0.48	$0.30	$1.25	$1.15

Cash distributions declared per limited partner unit: (3)
Common units	$0.2814	$0.2370	$0.8133	$0.6705
Subordinated units	0.2814	0.2370	0.8133	0.6705
Total	$0.2814	$0.2370	$0.8133	$0.6705

(1)
Diluted weighted-average limited partner common units includes the effect of 221 and 11,318 units for the three and nine months ended September 30, 2017, respectively, and 221,640 and 260,519 units for the three and nine months ended September 30, 2016, respectively, in each case related to the LTIP.

(2)
Basic and diluted income per limited partner unit is presented as if all earnings for the period had been distributed. While it appears that more income is allocated to the subordinated unitholders than the common unitholders for the nine months ended September 30, 2016, our partnership agreement prevents us from making a distribution to the subordinated unitholders in excess of those to the common unitholders.

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
On August 17, 2017, a cash distribution of $0.2711 per common and subordinated unit was paid to the Partnership’s unitholders related to the second quarter of 2017. On October 20, 2017, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the second quarter of 2017 of $0.2814 per common and subordinated unit. The cash distribution will be paid on November 16, 2017 to unitholders of record at the close of business on November 7, 2017. Also on November 16, 2017, a cash distribution of $1.9 million will be made to GP Holdings related to its incentive distribution rights in the Partnership based upon the level of distributions paid per common and subordinated unit.

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
Business segments are evaluated for their contribution to the Partnership’s consolidated results based on operating income, which is defined as segment operating revenues less operating expenses. Other income and expenses, interest and income taxes are managed on a consolidated basis. The segment accounting policies are the same as those described in Note 1 to the 2016 Annual Report.

The operating results of the Partnership’s reportable segments were as follows for the three months ended September 30, 2017.

	Three Months Ended September 30, 2017
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$54,334	$27,367	$81,701
Total operating expenses	15,574	11,480	27,054
Operating income	$38,760	$15,887	$54,647

Depreciation expense	$3,348	$4,319	$7,667
Capital expenditures for segment assets	$36,952	$4,246	$41,198
The operating results of the Partnership’s reportable segments were as follows for the three months ended September 30, 2016.

	Three Months Ended September 30, 2016
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$33,503	$7,564	$41,067
Total operating expenses	8,833	6,698	15,531
Operating income	$24,670	$866	$25,536

Depreciation expense	$2,406	$3,083	$5,489
Capital expenditures for segment assets	21,399	1,261	$22,660
The operating results of the Partnership’s reportable segments were as follows for the nine months ended September 30, 2017.

	Nine Months Ended September 30, 2017
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$142,919	$73,909	216,828
Total operating expenses	40,754	33,817	74,571
Operating income	$102,165	$40,092	$142,257

Depreciation expense	$9,855	$12,976	$22,831
Capital expenditures for segment assets	$91,035	$8,199	$99,234

The operating results of the Partnership’s reportable segments were as follows for the nine months ended September 30, 2016.

	Nine Months Ended September 30, 2016
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Total operating revenues	$90,339	$51,818	$142,157
Total operating expenses	26,015	25,989	52,004
Operating income	$64,324	$25,829	$90,153

Depreciation expense	$7,026	$10,688	$17,714
Capital expenditures for segment assets	$93,100	$4,579	$97,679
The assets of the Partnership’s reportable segments were as follows as of September 30, 2017.

	As of September 30, 2017
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Segment assets	$1,365,161	$139,817	$1,504,978
Goodwill	$496,588	$—	$496,588
The assets of the Partnership’s reportable segments were as follows as of December 31, 2016.

	As of December 31, 2016
(in thousands)	Gathering and Compression	Water Services	Consolidated Total
Segment assets	$1,260,681	$138,536	$1,399,217
Goodwill	$494,580	$—	$494,580

8.	Income Taxes
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
In the ordinary course of business, the Partnership has transactions with affiliated companies. During the nine months ended September 30, 2017 and 2016, related parties included Rice Energy and certain of its subsidiaries. Prior to the IPO, the push-down impact of the transactions was recorded in the consolidated statements of operations, and, as no cash settlement occurred, all transactions with Rice Energy and its subsidiaries were recorded in parent net equity. On December 22, 2014, upon completion of the IPO, the Partnership entered into an omnibus agreement (the “Omnibus Agreement”) with its General Partner, Rice Energy, Rice Poseidon Midstream LLC and Rice Midstream Holdings LLC. Pursuant to the Omnibus Agreement, Rice Energy performs centralized corporate and general and administrative services for the Partnership, such as financial and administrative, information technology, legal, health, safety and environmental, human resources, procurement, engineering, business development, investor relations, insurance and tax. In exchange, the Partnership reimburses Rice Energy for the expenses incurred in providing these services, except for any expenses associated with Rice Energy’s long-term incentive programs.
The expenses for which the Partnership reimburses Rice Energy and its subsidiaries related to corporate and general and administrative services may not necessarily reflect the actual expenses that the Partnership would incur on a stand-alone basis.

The Partnership is unable to estimate what the costs would have been with an unrelated third party.
Also upon completion of the IPO, the Partnership entered into a fixed-fee gas gathering and compression agreement that runs until December 22, 2029 (the “Gas Gathering and Compression Agreement”) with Rice Drilling B LLC, a subsidiary of Rice Energy, and Alpha Shale Resources LP, pursuant to which the Partnership gathers Rice Energy’s natural gas and provides compression services on the Partnership’s gathering systems located in Washington and Greene Counties, Pennsylvania. As of September 30, 2017, the Partnership charges Rice Energy a gathering fee of $0.30 per Dth and a compression fee of $0.07 per Dth per stage of compression, each subject to annual adjustment for inflation based on the Consumer Price Index. The Gas Gathering and Compression Agreement covers substantially all of Rice Energy’s acreage position in the dry gas core of the Marcellus Shale in southwestern Pennsylvania as of September 30, 2017 and any future acreage it acquires within Washington and Greene Counties, Pennsylvania, excluding certain production subject to a pre-existing third-party dedication.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The FASB created Topic 606 which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. The FASB and International Accounting Standards Board initiated this joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for both U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries and capital markets compared to existing guidance. Additionally, ASU 2014-09 will reduce the number of requirements which an entity must consider in recognizing revenue, as this update will replace multiple locations for guidance. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-11, “Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients.” These updates do not change the core principle of the guidance in Topic 606 (as amended by ASU 2014-09), but rather provide further guidance with respect to the implementation of ASU 2014-09. The effective date for ASU 2016-10, 2016-11, 2016-12 and ASU 2014-09, as amended by ASU 2015-14, is for annual reporting periods beginning after December 15, 2017, including interim periods within those years. In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” ASU 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU 2014-09 and ASU 2016-02. In preparation for the adoption of the new standard in the fiscal year beginning January 2018, the Partnership continues to evaluate contract terms and potential impacts of the five-step model specified by the new guidance. That five-step model includes: (1) determination of whether a contract-an agreement between two or more parties that creates legally enforceable rights and obligations-exists; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when (or as) the performance obligation is satisfied. The Partnership anticipates adopting the standard using the modified retrospective approach at adoption. The Partnership is currently evaluating individual customer contracts within each of our business segments and documenting changes to our accounting policies and controls as we continue to evaluate the impact of the adoption of this standard. The results of our procedures to date indicate that the adoption of this standard will not have a material impact on our statement of operations; however, the Partnership continues to evaluate the impact of the adoption on related financial statement disclosures.
In February 2016, the FASB issued ASU, 2016-02, “Leases (Topic 842)” ASU 2016-02 which requires, among other things, that lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Partnership continues to evaluate its agreements to assess the impact of the new guidance on its financial statements.
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
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test of Goodwill Impairment.” ASU 2017-04 simplifies the quantitative goodwill impairment test requirements by eliminating the requirement to calculate the implied fair value of goodwill (Step 2 of the current goodwill impairment test). Instead, a partnership would record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value (measured in Step 1 of the current goodwill impairment test). This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Entities will apply the standard’s provisions prospectively. The Partnership adopted ASU 2017-04 on January 1, 2017 and determined that this standard will not have a material quantitative effect on the financial statements in the future, unless an impairment charge is necessary.
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
On October 20, 2017, the Board of Directors of the Partnership’s general partner declared a cash distribution to the Partnership’s unitholders for the third quarter of 2017 of $0.2814 per common and subordinated unit. The cash distribution will be paid on November 16, 2017 to unitholders of record at the close of business on November 7, 2017. Also on November 16, 2017, a cash distribution of $1.9 million will be made to GP Holdings related to its incentive distribution rights in the Partnership based upon the level of distribution paid per common and subordinated unit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2016 Annual Report, as well as the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included elsewhere in this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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

On October 12, 2017, Rice Energy and EQT filed the definitive joint proxy statement/prospectus for each of Rice Energy and EQT and commenced mailing the definitive joint proxy statement/prospectuses to shareholders of Rice Energy and EQT. The Company and EQT will each hold a special meeting of shareholders on November 9, 2017.
Our Operations
Gas Gathering and Compression
Our gas gathering and compression assets are located within highly-concentrated acreage positions in the dry gas core of the Marcellus Shale and, as of September 30, 2017, consisted of a 3.5 MMDth/d high-pressure dry gas gathering system and associated compression in Washington County, Pennsylvania and a 1.7 MMDth/d high-pressure dry gas gathering system in Greene County, Pennsylvania. The dry gas core of the Marcellus Shale in southwestern Pennsylvania is characterized by a combination of low development cost, consistently high production volumes and access to multiple takeaway pipelines, resulting in what Rice Energy believes to be among the highest rate of return wells in the Appalachian Basin.
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
The following provides a summary of the key terms of our gas gathering and compression agreements as of September 30, 2017.

	Remaining Term (Years)	Gathering Fee	Compression Fee (1)	Escalation /Adjustment Mechanism (2)	Dedicated Acres
Rice Energy	12	$0.30 / Dth	$0.07 / stage / Dth	Yes	Washington and Greene Counties (3)
Third Parties (4)	13	$0.40 / Dth	varies	Yes	66,000 acres in Washington County

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

(3)
The dedicated area from Rice Energy excludes the first 20.0 MDth/d of Rice Energy’s Marcellus Shale dry gas production under an existing dedication to a third party in which Rice Energy owned approximately 9,000 gross acres as of September 30, 2017.

(4)
Amounts shown for third parties represent weighted averages based on historical throughput in the case of remaining term, gathering fee and compression fee (based on the period March 31, 2015 through September 30, 2017), and in the case of dedications, aggregate acres.

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
Water Services
Our water services assets located in Washington and Greene Counties, Pennsylvania, and Belmont County, Ohio are engaged in the provision of water services to support well completion activities and to collect and recycle or dispose of flowback and produced water for us and third parties in the Appalachian Basin. As of September 30, 2017, our Pennsylvania assets provided access to 27.0 MMgal/d of fresh water from the Monongahela River and several other regional water sources, and our Ohio assets provided access to 14.0 MMgal/d of fresh water from the Ohio River and several other regional sources, both for distribution to Rice Energy’s Exploration and Production segment and third parties. Pursuant to the terms of the Purchase and Sale Agreement by and between us and Rice Energy dated November 4, 2015, Rice Energy has granted us until December 31, 2025, (i) the exclusive right to develop water treatment facilities in the areas of dedication defined in the Water Services Agreements (defined below) and (ii) an option to purchase any water treatment facilities acquired by Rice Energy in such areas at its acquisition cost.
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
Results of Operations
The following table sets forth selected consolidated operating data for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Statement of operations data
Operating revenues:
Affiliate	$63,599	$28,260	$35,339	$178,870	$105,267	$73,603
Third-party	18,102	12,807	5,295	37,958	36,890	1,068
Total operating revenues	81,701	41,067	40,634	216,828	142,157	74,671

Operating expenses:
Operation and maintenance expense	10,259	4,596	5,663	28,139	17,348	10,791
General and administrative expense	6,434	4,945	1,489	19,472	15,408	4,064
Depreciation expense	7,667	5,489	2,178	22,831	17,714	5,117
Acquisition costs	35	—	35	529	73	456
Amortization of intangible assets	412	411	1	1,220	1,222	(2)
Other expense (income)	2,247	90	2,157	2,380	239	2,141
Total operating expenses	27,054	15,531	11,523	74,571	52,004	22,567

Operating income	54,647	25,536	29,111	142,257	90,153	52,104
Other income	13	—	13	54	—	54
Interest expense	(2,154)	(402)	(1,752)	(6,031)	(2,369)	(3,662)
Amortization of deferred finance costs	(1,052)	(145)	(907)	(3,151)	(433)	(2,718)
Net income	$51,454	$24,989	$26,465	$133,129	$87,351	$45,778

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Total operating revenues. Operating revenues increased from $41.1 million for the three months ended September 30, 2016 to $81.7 million for the three months ended September 30, 2017, an increase of 99%. The increase in operating revenues period-over-period primarily related to increased gathering and compression revenues associated with a 55% and 38% increase in gathering and compression throughput, respectively, which included the impact of post-acquisition revenues associated with the Vantage Midstream Entities of $17.8 million for the three months ended September 30, 2017. The impact of the Vantage Midstream Entities was comprised of gathering, compression and water distribution volumes of 364 MDth/d, 42 MDth/d and 92 MMgal, respectively. In addition to gathering and compression, the increase related to a $19.8 million increase in water services revenue due primarily to a 327% increase in fresh water distribution volumes from 135 MMgal for the three months ended September 30, 2016 to 577 MMgal for the three months ended September 30, 2017.
Operation and maintenance expense. Total operation and maintenance expense increased from $4.6 million for the three months ended September 30, 2016 to $10.3 million for the three months ended September 30, 2017, an increase of 123%. The increase period-over-period was primarily due to increases in line maintenance expenses as well as increases in compressor rental charges associated with compressor stations acquired in connection with the Vantage Midstream Asset Acquisition. Additionally, the increase relates to an increase in variable water costs associated with need for supplemental water systems to support combination hydraulic fracturing.
General and administrative expense. General and administrative expense increased from $4.9 million for the three months ended September 30, 2016 to $6.4 million for the three months ended September 30, 2017, an increase of 30%. The increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support our growing midstream operations in Pennsylvania.
Depreciation expense. Depreciation expense increased from $5.5 million for the three months ended September 30, 2016 to $7.7 million for the three months ended September 30, 2017, an increase of 40%. The increase period-over-period was primarily due to additional assets placed into service subsequent to the second quarter of 2016 associated with our gathering, compression and water handling and treatment services, along with assets acquired as part of the Vantage Midstream Asset Acquisition associated with our gathering and compression services. From September 30, 2016 to September 30, 2017, our gathering and water pipeline miles increased by 43% and 20%, respectively.
Interest expense. Interest expense increased from $0.4 million for the three months ended September 30, 2016 to $2.2 million for the three months ended September 30, 2017, an increase of 436%. The increase period-over-period was primarily due to increased borrowing on our revolving credit facility. Average daily outstanding borrowings on our revolving credit facility increased from $96.5 million for the three months ended September 30, 2016 to $205.2 million for the three months ended September 30, 2017.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Total operating revenues. Operating revenues increased from $142.2 million for the nine months ended September 30, 2016 to $216.8 million for the nine months ended September 30, 2017, an increase of 53%. The increase in operating revenues period-over-period primarily related to increased gathering and compression revenues associated with a 50% and 88% increase in gathering and compression throughput, respectively, which included the impact of post-acquisition revenues associated with the Vantage Midstream Entities of $45.6 million for the nine months ended September 30, 2017. The impact of the acquisition of the Vantage Midstream Entities was comprised of gathering, compression and water distribution volumes of 350 MDth/d, 47 MDth/d and 196 MMgal, respectively for the nine months ended September 30, 2017.
Operation and maintenance expense. Total operation and maintenance expense increased from $17.3 million for the nine months ended September 30, 2016 to $28.1 million for the nine months ended September 30, 2017, an increase of 62%. The increase period-over-period was primarily due to increases in line maintenance expenses as well as increases in compressor rental charges associated with compressor stations acquired in connection with the Vantage Midstream Asset Acquisition. Additionally, the increase relates to an increase in variable water costs associated with need for supplemental water systems to support combination hydraulic fracturing.
General and administrative expense. General and administrative expense increased from $15.4 million for the nine months ended September 30, 2016 to $19.5 million for the nine months ended September 30, 2017, an increase of 26%. The increase in general and administrative expense period-over-period was primarily attributable to costs associated with personnel to support our growing midstream operations in Pennsylvania.
Depreciation expense. Depreciation expense increased from $17.7 million for the nine months ended September 30, 2016 to $22.8 million for the nine months ended September 30, 2017, an increase of 29%. The increase period-over-period was primarily due to additional assets placed into service subsequent to the second quarter of 2016 associated with our gathering, compression and water handling and treatment services, along with assets acquired as part of the Vantage Midstream Asset Acquisition associated with our gathering and compression services. From September 30, 2016 to September 30, 2017, our gathering and water pipeline miles increased by 43% and 20%, respectively.
Interest expense. Interest expense increased from $2.4 million for the nine months ended September 30, 2016 to $6.0 million for the nine months ended September 30, 2017, an increase of 155%. The increase period-over-period was primarily due to increased borrowing on our revolving credit facility. Average daily outstanding borrowings on our revolving credit facility increased from $96.5 million for the nine months ended September 30, 2016 to $205.2 million for the nine months ended September 30, 2017.
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
The following table sets forth selected operating data for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016:

Gathering and Compression Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Operating data:
Gathering volumes: (in MDth/d)
Affiliate	1,168	647	521	1,106	648	458
Third-party	315	310	5	254	261	(7)
Total gathering volumes	1,483	957	526	1,360	909	451

Compression volumes: (in MDth/d)
Affiliate	712	435	277	661	258	403
Third-party	315	310	5	255	230	25
Total compression volumes	1,027	745	282	916	488	428

Statement of operations data: (in thousands)
Gathering revenues:
Affiliate	$34,870	$17,882	$16,988	$95,193	$52,092	$43,101
Third-party	12,198	10,591	1,607	28,408	28,316	92
Total gathering revenues	47,068	28,473	18,595	123,601	80,408	43,193

Compression revenues:
Affiliate	4,904	2,814	2,090	13,697	4,968	8,729
Third-party	2,362	2,216	146	5,621	4,963	658
Total compression revenues	7,266	5,030	2,236	19,318	9,931	9,387
Total operating revenues	54,334	33,503	20,831	142,919	90,339	52,580

Operating expenses:
Operation and maintenance expense	4,029	1,960	2,069	10,262	5,125	5,137
General and administrative expense	5,503	4,056	1,447	16,528	12,420	4,108
Depreciation expense	3,348	2,406	942	9,855	7,026	2,829
Acquisition costs	35	—	35	529	73	456
Amortization of intangible assets	412	411	1	1,220	1,222	(2)
Other expense	2,247	—	2,247	2,360	149	2,211
Total operating expenses	15,574	8,833	6,741	40,754	26,015	14,739

Operating income	$38,760	$24,670	$14,090	$102,165	$64,324	$37,841
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Total operating revenues. Revenues from gathering and compression of natural gas increased from $33.5 million for the three months ended September 30, 2016 to $54.3 million for the three months ended September 30, 2017, an increase of 62%. The increase in operating revenues primarily related to increased gathering and compression revenues associated with a 55% and 38% increase in period-over-period gathering and compression throughput, respectively, which included the impact of post-acquisition revenues associated with the acquisition of the Vantage Midstream Entities of $12.9 million for the three months ended September 30, 2017.
Operation and maintenance expense. Total operation and maintenance expense increased from $2.0 million for the three months ended September 30, 2016 to $4.0 million for the three months ended September 30, 2017, an increase of 106%. The increase period-over-period was primarily due to increases in line maintenance expenses as well as increases in compressor rental charges associated with compressor stations acquired in connection with the Vantage Midstream Asset Acquisition.

General and administrative expense. General and administrative expense increased from $4.1 million for the three months ended September 30, 2016 to $5.5 million for the three months ended September 30, 2017, an increase of 36%. The increase was primarily attributable to costs associated with personnel to support our growing midstream operations in Pennsylvania.
Depreciation expense. Depreciation expense increased from $2.4 million for the three months ended September 30, 2016 to $3.3 million for the three months ended September 30, 2017, an increase of 39%. The increase period-over-period was primarily due to additional assets placed into service subsequent to the second quarter of 2016, along with assets acquired as part of the Vantage Midstream Asset Acquisition, associated with our gathering and compression services. From September 30, 2016 to September 30, 2017, our gathering pipeline miles increased by approximately 43%.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Total operating revenues. Revenues from gathering and compression of natural gas increased from $90.3 million for the nine months ended September 30, 2016 to $142.9 million for the nine months ended September 30, 2017, an increase of 58%. The increase in operating revenues primarily related to increased gathering and compression revenues associated with a 50% and 88% increase in period-over-period gathering and compression throughput, respectively, which included the impact of post-acquisition revenues associated with the Vantage Midstream Entities of $34.4 million for the nine months ended September 30, 2017.
Operation and maintenance expense. Total operation and maintenance expense increased from $5.1 million for the nine months ended September 30, 2016 to $10.3 million for the nine months ended September 30, 2017, an increase of 100%. The increase period-over-period was primarily due to increases in line maintenance expenses as well as increases in compressor rental charges associated with the addition of compressor stations acquired in connection with the Vantage Midstream Entities.
General and administrative expense. General and administrative expense increased from $12.4 million for the nine months ended September 30, 2016 to $16.5 million for the nine months ended September 30, 2017, an increase of 33%. The increase was primarily attributable to costs associated with personnel to support our growing midstream operations in Pennsylvania.
Depreciation expense. Depreciation expense increased from $7.0 million for the nine months ended September 30, 2016 to $9.9 million for the nine months ended September 30, 2017, an increase of 40%. The increase period-over-period was primarily due to additional assets placed into service subsequent to the second quarter of 2016, along with assets acquired as part of the Vantage Midstream Asset Acquisition, associated with our gathering and compression services. From September 30, 2016 to September 30, 2017, our gathering pipeline miles increased by approximately 43%.

Water Services Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Operating data:
Water services volumes: (in MMgal)
Affiliate	431	135	296	1,204	800	404
Third-party	146	—	146	162	132	30
Total water services volumes	577	135	442	1,366	932	434

Statement of operations data: (in thousands)
Operating revenues:
Affiliate	$23,825	$7,564	$16,261	$69,980	$48,207	$21,773
Third-party	3,542	—	3,542	3,929	3,611	318
Total operating revenues	27,367	7,564	19,803	73,909	51,818	22,091

Operating expenses:
Operation and maintenance expense	6,230	2,636	3,594	17,877	12,223	5,654
General and administrative expense	931	889	42	2,944	2,988	(44)
Depreciation expense	4,319	3,083	1,236	12,976	10,688	2,288
Other expense	—	90	(90)	20	90	(70)
Total operating expenses	11,480	6,698	4,782	33,817	25,989	7,828

Operating income	$15,887	$866	$15,021	$40,092	$25,829	$14,263
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Operating revenues. Operating revenues increased from $7.6 million for the three months ended September 30, 2016 to $27.4 million for the three months ended September 30, 2017, an increase of 262%. The increase related to a 327% increase in fresh water distribution volumes from 135 MMgal to 577 MMgal, offset by a decrease in rates due to a change in the mix of third-party revenues versus affiliate revenues for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Operation and maintenance expense. Total operation and maintenance expense increased from $2.6 million for the three months ended September 30, 2016 to $6.2 million for the three months ended September 30, 2017, an increase of 136%. The increase relates to an increase in variable water costs associated with need for supplemental water systems to support combination hydraulic fracturing.
Depreciation expense. Depreciation expense increased from $3.1 million for the three months ended September 30, 2016 to $4.3 million for the three months ended September 30, 2017, an increase of 40%. The increase period-over-period was primarily due to additional water handling and treatment assets placed into service subsequent to the third quarter of 2016. From September 30, 2016 through September 30, 2017, our water pipeline miles increased by approximately 20%.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Operating revenues. Operating revenues increased from $51.8 million for the nine months ended September 30, 2016 to $73.9 million for the nine months ended September 30, 2017, an increase of 43%. The increase primarily related to a $11.2 million increase in water services revenue attributable to the impact of post-acquisition revenues associated with the Vantage Midstream Entities for the nine months ended September 30, 2017.

Operation and maintenance expense. Total operation and maintenance expense increased from $12.2 million for the nine months ended September 30, 2016 to $17.9 million for the nine months ended September 30, 2017, an increase of 46%. The increase relates to an increase in variable water costs associated with need for supplemental water systems to support combination hydraulic fracturing.
Depreciation expense. Depreciation expense increased from $10.7 million for the nine months ended September 30, 2016 to $13.0 million for the nine months ended September 30, 2017, an increase of 21%. The increase period-over-period was primarily due to additional water handling and treatment assets placed into service subsequent to the third quarter of 2016. From September 30, 2016 through September 30, 2017, our water pipeline miles increased by approximately 20%.
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
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $138.7 million for the nine months ended September 30, 2017 compared to net cash provided by operating activities of $109.5 million for the nine months ended September 30, 2016. The increase in cash flow from operations period-over-period was primarily the result of increased cash flow generated from our gathering and compression contracts with Rice Energy and third parties during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
Cash Flow Used in Investing Activities
Cash flows used in investing activities totaled $106.9 million and $97.7 million for the nine months ended September 30, 2017 and 2016, respectively. Capital expenditures for the gathering and compression segment were $91.0 million and $93.1 million for the nine months ended September 30, 2017 and 2016, respectively. Capital expenditures for the water services segment were $8.2 million and $4.6 million for the nine months ended September 30, 2017 and 2016, respectively. The increase period-over-period was primarily attributable to the continued build-out of our water services pipeline system, along with the $7.6 million acquisition of the remaining 32.5% interest in the gas gathering systems, facilities and pipelines in the Wind Ridge area during 2017.
Cash Flow Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2017 of $51.8 million was primarily associated with quarterly distributions to our public unitholders and GP Holdings, partially offset by borrowings under our revolving credit facility. Net cash used in financing activities for the nine months ended September 30, 2016 of $11.8 million was primarily comprised of net paydowns on the revolving credit facility and distributions to our unitholders related to the first and second quarters of 2016, offset by proceeds from common unit issuances.
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
Debt Agreements and Contractual Obligations
Revolving Credit Facility
On December 22, 2014, Rice Midstream OpCo LLC, our wholly-owned subsidiary (“Rice Midstream OpCo”), entered into a revolving credit agreement (as amended, the “revolving credit facility”) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders. As of September 30, 2017, our revolving credit facility provided for lender commitments of $850.0 million, with an additional $200.0 million of commitments available under an accordion feature subject to lender approval. As of September 30, 2017, Rice Midstream OpCo had $222.0 million borrowings outstanding and no letters of credit outstanding under this facility, resulting in availability of $628.0 million. The average daily outstanding balance of the credit facility was approximately $205.2 million and interest was incurred on the facility at a weighted average annual interest rate of 3.0% during the nine months ended September 30, 2017. The revolving credit facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions and repurchase units and for general partnership purposes. We and our restricted subsidiaries are the guarantors of the obligations under the revolving credit facility, which matures on December 22, 2019.
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
Our revolving credit facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the revolving credit facility to be immediately due and payable. We were in compliance with such covenants and ratios effective as of September 30, 2017.
Distributions
On August 17, 2017, a cash distribution of $0.2711 per common and subordinated unit was paid to our unitholders related to the second quarter of 2017. On October 20, 2017, the Board of Directors of our general partner declared a cash distribution to our unitholders for the third quarter of 2017 of $0.2814 per common and subordinated unit. The cash distribution will be paid on November 16, 2017 to unitholders of record at the close of business on November 7, 2017. Also on November 16, 2017, a cash distribution of $1.9 million will be made to GP Holdings related to its incentive distribution rights in us.
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
Interest Rate Risk
As of September 30, 2017, Rice Midstream OpCo had $222.0 million of borrowings and no letters of credit outstanding under the revolving credit facility. Under the revolving credit facility, Rice Midstream OpCo may elect to borrow in Eurodollars or at the base rate. Eurodollar loans will bear interest at a rate per annum equal to the applicable LIBOR Rate plus an applicable margin ranging from 200 to 300 basis points, depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 100 to 200 basis points, depending on the leverage ratio then in effect.
Our primary interest rate risk exposure results from our revolving credit facility, which has a floating interest rate. The annual weighted average interest rate incurred on our revolving credit facility during the nine months ended September 30, 2017 was approximately 3.0%. A 1.0% increase in each of the applicable average interest rates during the nine months ended September 30, 2017 would have resulted in a $1.5 million estimated increase in interest expense for that period.
As of September 30, 2017, we did not have any derivatives in place to mitigate the effects of interest rate risk. We may implement an interest rate hedging strategy in the future.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our general partner has evaluated, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of our general partner, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and to ensure that the information we are required to disclose in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the principal executive officer and principal financial officer of our general partner concluded that their disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in our risk factors from those described in our 2016 Annual Report and our June 30, 2017 Quarterly Report. For a discussion of our potential risks and uncertainties, see the information in “Item 1A. Risk Factors” in our 2016 Annual Report and our June 30, 2017 Quarterly Report.

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

RICE MIDSTREAM PARTNERS LP

Date:	November 2, 2017	By:	Rice Midstream Management LLC, its general partner
		By:	/s/ Daniel J. Rice IV
Daniel J. Rice IV
Director, Chief Executive Officer

Date:	November 2, 2017	By:	Rice Midstream Management LLC, its general partner
		By:	/s/ Grayson T. Lisenby
Grayson T. Lisenby
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
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