Form 10-Q
period 2018-03-31
Rice Midstream Partners LP
filed 2018-04-26
CIK 1620928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At March 31, 2018, there were 102,303,108 common units outstanding.

RICE MIDSTREAM PARTNERS LP

Glossary of Commonly Used Terms, Abbreviations and Measurements
adjusted EBITDA – a supplemental non-GAAP (as defined below) financial measure defined by Rice Midstream Partners LP and subsidiaries (collectively, RMP) as net income plus net interest expense, depreciation expense, amortization of intangible assets and non-cash compensation expense.
British thermal unit – a measure of the amount of energy required to raise the temperature of one pound of water one-degree Fahrenheit.
distributable cash flow – a supplemental non-GAAP financial measure defined by RMP as adjusted EBITDA less net interest expense, excluding amortization of deferred financing costs, capitalized interest and estimated maintenance capital expenditures.
gas – all references to “gas” refer to natural gas.
throughput – the volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period.
The ATM Program – RMP’s at-the-market (ATM) common unit offering program, pursuant to which a group of managers, acting as RMP’s agent, may sell RMP common units having an aggregate offering price up to $100 million.

Abbreviations	Measurements
ASU - Accounting Standards Update	Btu = one British thermal unit
CPI - Consumer Price Index	BBtu = billion British thermal units
FASB - Financial Accounting Standards Board	BBtu/d = billion British thermal units per day
GAAP - United States Generally Accepted Accounting Principles	MMgal = million gallons
IDRs - Incentive Distribution Rights
NGLs - Natural gas liquids
SEC - Securities and Exchange Commission

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Rice Midstream Partners LP
Consolidated Balance Sheets
(Unaudited)

(in thousands)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$46,518	$10,538
Accounts receivable	7,205	12,246
Accounts receivable - affiliate	76,542	48,428
Prepaid expenses and other	2,208	1,327
Total current assets	132,473	72,539

Property and equipment	1,461,405	1,439,222
Less: accumulated depreciation	(21,209)	(7,420)
Net property and equipment	1,440,196	1,431,802

Goodwill	1,346,918	1,346,918
Other assets	6,123	—
Total assets	$2,925,710	$2,851,259

Liabilities and equity
Current liabilities:
Accounts payable	$22,312	$24,634
Due to related party	18,743	2,246
Other accrued liabilities	4,530	4,200
Total current liabilities	45,585	31,080

Revolving credit facility	325,000	286,000
Other long-term liabilities	9,465	9,360
Total liabilities	380,050	326,440

Equity:
Common units (102,303,108 and 73,549,485 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	2,198,570	1,566,625
Subordinated units (zero and 28,753,623 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	—	612,454
General partner	347,090	345,740
Total equity	2,545,660	2,524,819
Total liabilities and equity	$2,925,710	$2,851,259

The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Midstream Partners LP
Consolidated Statements of Operations
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
(in thousands, except per unit amounts)
Operating revenues(1)	$84,464	$62,750
Operating expenses:
Operation and maintenance expense(2)	7,900	8,292
General and administrative expense (2)	7,204	5,839
Depreciation expense	13,895	7,621
Amortization of intangible assets	—	402
Total operating expenses	28,999	22,154
Operating income	55,465	40,596
Net interest expense	1,954	2,992
Other income	6	11
Net income	$53,517	$37,615

Calculation of limited partner interest in net income:
Net income	$53,517	$37,615
Less: General partner interest in net income attributable to IDRs	(4,353)	(1,239)
Limited partner interest in net income	$49,164	$36,376

Net income per limited partner unit:
Common units - basic and diluted	$0.48	$0.36
Subordinated units - basic and diluted	$—	$0.36

Weighted average limited partner units outstanding - basic	102,303	102,273
Weighted average limited partner units outstanding - diluted	102,324	102,297

Cash distributions declared per limited partner unit(3)	$0.3049	$0.2608

(1)
Operating revenues included affiliate revenues from EQT Corporation (EQT) of $84.0 million for the three months ended March 31, 2018 and affiliate revenues from Rice Energy Inc. (Rice Energy) of $52.8 million for the three months ended March 31, 2017. See Note H. For the three months ended March 31, 2017, RMP recorded revenues from EQT of $9.9 million.

(2)
Operating and maintenance expense included charges from EQT of $1.3 million for the three months ended March 31, 2018 and $1.4 million from Rice Energy for the three months ended March 31, 2017. General and administrative expense included charges from EQT of $6.3 million for the three months ended March 31, 2018 and $4.9 million from Rice Energy for the three months ended March 31, 2017.

(3)	Represents the cash distributions declared related to the period presented. See Note F.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Midstream Partners LP
Consolidated Statements of Cash Flows
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
(in thousands)
Cash flows from operating activities:
Net income	$53,517	$37,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	13,895	7,621
Amortization of intangible assets	—	402
Amortization of deferred financing costs	—	1,049
Non-cash compensation expense	168	132
Changes in operating assets and liabilities:
Accounts receivable	5,041	1,632
Accounts payable	7,216	1,863
Due to/from affiliates	(11,617)	(3,198)
Other assets and liabilities	(5,684)	(907)
Net cash provided by operating activities	62,536	46,209

Cash flows from investing activities:
Capital expenditures	(32,712)	(28,506)
Net cash used in investing activities	(32,712)	(28,506)

Cash flows from financing activities:
Proceeds from borrowings	50,000	—
Repayments of borrowings	(11,000)	—
Fees on revolving credit facility	—	(40)
Distributions paid to unitholders	(32,844)	(26,507)
Net cash provided by (used in) financing activities	6,156	(26,547)

Net change in cash and cash equivalents	35,980	(8,844)
Cash and cash equivalents at the beginning of the period	10,538	21,834
Cash and cash equivalents at the end of the period	$46,518	$12,990

Cash paid during the period for:
Interest, net of amount capitalized	$1,938	$1,882

The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Midstream Partners LP
Consolidated Statements of Equity
(Unaudited)

	Limited Partners
(in thousands)	Common	Subordinated	General Partner	Total
Predecessor
Balance, January 1, 2017	$1,275,935	$(94,417)	$888	$1,182,406
Net income	26,149	10,227	1,239	37,615
Equity-based compensation expense	132	—	—	132
Distributions paid to unitholders	(18,416)	(7,203)	(888)	(26,507)
Balance, March 31, 2017	$1,283,800	$(91,393)	$1,239	$1,193,646

Successor
Balance, January 1, 2018	$1,566,625	$612,454	$345,740	$2,524,819
Net income	49,164	—	4,353	53,517
Equity-based compensation expense	168	—	—	168
Distributions paid to unitholders	(21,454)	(8,387)	(3,003)	(32,844)
Subordinated units conversion(1)	604,067	(604,067)	—	—
Balance, March 31, 2018	$2,198,570	$—	$347,090	$2,545,660

(1)
All subordinated units were converted to common units on a one-for-one basis on February 15, 2018. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units was deemed to have occurred on January 1, 2018. See Note F.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Rice Midstream Partners LP
Notes to Consolidated Financial Statements
(Unaudited)

A.	Financial Statements
Organization
RMP is a growth-oriented Delaware limited partnership formed by Rice Energy in August 2014. On November 13, 2017 (the Merger Date), EQT acquired Rice Energy pursuant to the Agreement and Plan of Merger, dated as of June 19, 2017 (as amended, the Merger Agreement), by and among EQT, Rice Energy and an indirect, wholly-owned subsidiary of EQT. Pursuant to the Merger Agreement, Rice Energy ultimately, through a series of mergers (the Mergers), merged with and into another indirect, wholly-owned subsidiary of EQT which continued as the surviving entity.
The Mergers resulted in EQT gaining control of Rice Midstream Management LLC (Midstream Management), the general partner of RMP. As a result of this change in control, RMP became a consolidated subsidiary of EQT. EQT’s acquisition of Midstream Management was accounted for using the acquisition method, which required the assets and liabilities acquired to be recorded at fair value with any excess purchase price recognized as goodwill. RMP elected to apply pushdown accounting and thus has reflected its assets and liabilities, including goodwill, at the fair values estimated by EQT on the Merger Date with the related adjustment to RMP’s net assets recorded in equity. As a result, RMP’s consolidated financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting between the periods. The periods prior to the Mergers are identified as Predecessor and the period after the Mergers is identified as Successor. Please see Note C for further information regarding the Mergers.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited consolidated financial statements include all adjustments (consisting of only normal recurring adjustments, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation of the financial position of RMP as of March 31, 2018 and December 31, 2017 and its consolidated statements of operations, cash flows and equity for the three months ended March 31, 2018 and 2017. Certain previously reported amounts have been reclassified to conform to the current year presentation. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in RMP’s Annual Report on Form 10-K for the year ended December 31, 2017 as well as “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained therein.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. RMP adopted this standard on January 1, 2018 using the modified retrospective method of adoption. Adoption of the ASU did not require an adjustment to the opening balance of equity. RMP does not expect the standard to have a significant effect on its results of operations, liquidity or financial position in 2018. RMP implemented processes and controls to ensure new contracts are reviewed for the appropriate accounting treatment and to generate the disclosures required under the new standard in the first quarter of 2018. For the disclosures required by this ASU, see Note B.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires an entity to record assets and obligations for contracts currently recognized as operating leases. Lessees and lessors must apply a modified retrospective transition approach. The ASU will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. RMP has completed a high-level identification of agreements covered by this standard and will continue to evaluate the effect this standard will have on its financial statements, internal controls and related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this ASU eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The ASU will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. RMP is currently evaluating the effect this standard will have on its financial statements and related disclosures.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting. This ASU provides guidance regarding which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. RMP adopted this standard in the first quarter of 2018 with no significant effect on its financial statements or related disclosures. ASU No. 2017-09 will be applied prospectively to awards modified on or after the adoption date.

B.	Revenue Recognition

As discussed in Note A, RMP adopted ASU No. 2014-09, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method of adoption. RMP applied the ASU to all open contracts as of the date of initial application. Adoption of the ASU did not require an adjustment to the opening balance of equity and did not materially change RMP's amount and timing of revenues.
RMP’s revenue contracts are:

•
Gas gathering contracts: Gathering revenues represent fees charged by RMP for gathering, compressing, dehydrating and delivering gas to a customer at a specified delivery point. All of RMP’s gathering revenues are generated pursuant to long-term, fixed price per unit, interruptible service contracts with customers in the Appalachian Basin. Interruptible service contracts include volumetric based fees, which are charges for the volume of gas actually gathered and do not guarantee access to the pipeline. The performance obligation for volumetric based fee revenues is generally satisfied upon RMP's monthly billing to the customer for actual volumes gathered during the month. The amount billed corresponds directly to the value of RMP’s performance to date as the customer obtains value as each volume is gathered. For gathering arrangements, the customer is typically invoiced on a monthly basis and the payment terms are usually 21 days after the receipt of the invoice. Gathering, compression and dehydration services are all necessary components of delivering gas to a customer; these activities are significantly affected by each other and are not separable.

•
Water services contracts: Water services revenues represent fees charged by RMP for the delivery of fresh water to a customer at a specified delivery point. All of RMP’s water services revenues are generated pursuant to variable price per volume contracts with customers in the Appalachian Basin. For water services contracts, the only performance obligation in each contract is for RMP to provide water (usually a minimum daily volume) to the customer at any designated delivery point and is generally satisfied upon RMP’s monthly billing to the customer for the volume of water provided during the month. For water services arrangements, the customer is typically invoiced on a monthly basis and the payment terms are usually 21 days after the receipt of the invoice.

For the three months ended March 31, 2018 and 2017, all revenues recognized on RMP’s consolidated statements of operations are from contracts with customers. As of March 31, 2018 and December 31, 2017, all receivables recorded on RMP's consolidated balance sheets represent performance obligations that have been satisfied and for which an unconditional right to consideration exists.
The table below provides disaggregated revenue information for the three months ended March 31, 2018.

(in thousands)
Gathering revenues	$52,730
Compression revenues	8,771
Water services revenues	22,963
Total operating revenues	$84,464

C.	Mergers and Acquisitions
Rice Energy’s Merger with EQT

EQT performed a preliminary valuation of the fair value of RMP’s assets and liabilities as of the Merger Date. The fair value of RMP’s current assets and current liabilities were assumed to approximate their carrying values. The estimated fair value of RMP’s long-lived tangible assets was determined utilizing observable market inputs where available or estimated replacement cost adjusted for a usage or obsolescence factor. The estimated fair value of RMP’s long-term liabilities was determined utilizing observable market inputs where available or estimated based on their current carrying values. RMP has recorded goodwill as the excess of the estimated enterprise value over the sum of the fair value amounts allocated to RMP’s assets and liabilities. Goodwill was allocated to the value attributed to additional growth opportunities, synergies and operating leverage within RMP’s gathering segment.
The following table summarizes the preliminary allocation of the fair value of the assets and liabilities of RMP as of the Merger Date through pushdown accounting from EQT. The preliminary allocation to certain assets and/or liabilities may be adjusted by material amounts as EQT continues to finalize the fair value estimates. Certain data necessary to complete the purchase price allocation is not yet available, including, but is not limited to, final appraisals of assets acquired and liabilities assumed. EQT expects to complete the purchase price allocation once it has received all of the necessary information, at which time the value of the assets and liabilities will be revised as appropriate.

(in thousands)	At November 13, 2017
Estimated Value of RMP	$2,499,668

Estimated Fair Value of Assets Acquired and Liabilities Assumed:
Current assets	$65,300
Property and equipment, net	1,419,077
Other non-current assets	47
Current liabilities	(56,351)
Revolving credit facility	(266,000)
Other non-current liabilities	(9,323)
Total estimated fair value of assets acquired and liabilities assumed	$1,152,750
Goodwill	$1,346,918

D.	Revolving Credit Facility
In December 2014, Rice Midstream OpCo LLC (Rice Midstream OpCo), RMP’s wholly-owned subsidiary, entered into a revolving credit agreement (as amended, the Revolving Credit Facility) with Wells Fargo Bank, N.A., as administrative agent, and a syndicate of lenders. The Revolving Credit Facility provided for lender commitments of $850 million, with an additional $200 million of commitments available under an accordion feature, subject to lender approval. The Revolving Credit Facility is available to fund working capital requirements and capital expenditures, to purchase assets, to pay distributions, to repurchase units and for general partnership purposes. RMP and its restricted subsidiaries are the guarantors of the obligations under the Revolving Credit Facility, which matures in December 2019.
As of March 31, 2018 and December 31, 2017, Rice Midstream OpCo had $1 million of letters of credit outstanding under the Revolving Credit Facility. For the three months ended March 31, 2018 and 2017, the maximum amount of RMP's outstanding borrowings under the Revolving Credit Facility at any time was $336 million and $190 million, respectively, and the average daily outstanding balance under the Revolving Credit Facility was approximately $308 million and $190 million, respectively. Interest was incurred on the Revolving Credit Facility at a weighted average annual interest rate of 3.6% and 2.8% during the three months ended March 31, 2018 and 2017, respectively.
The Revolving Credit Facility also contains certain financial covenants and customary events of default. If an event of default occurs and is continuing, the lenders may declare all amounts outstanding under the Revolving Credit Facility to be immediately due and payable. RMP was in compliance with such covenants and ratios as of March 31, 2018.

E.	Equity
The following table presents RMP’s common and subordinated units issued from January 1, 2017 through March 31, 2018:

	Limited Partners
	Common	Subordinated	Total
Balance, January 1, 2017	73,519,133	28,753,623	102,272,756
Vested phantom units, net(1)	30,352	—	30,352
Balance, December 31, 2017	73,549,485	28,753,623	102,303,108
Subordinated units conversion(2)	28,753,623	(28,753,623)	—
Balance, March 31, 2018	102,303,108	—	102,303,108

(1)	All 2017 phantom unit vestings occurred prior to the Merger Date.

(2)
As a result of the declaration of RMP’s fourth quarter 2017 cash distribution, which was paid on February 14, 2018, the subordination period with respect to RMP’s 28,753,623 subordinated units expired on February 15, 2018 and all of the outstanding RMP subordinated units converted into RMP common units on a one-for-one basis on that day.

As of March 31, 2018, Rice Midstream GP Holdings LP (GP Holdings), a wholly-owned subsidiary of EQT, owned a 28.1% limited partner interest in RMP, consisting of 28,757,246 common units, and all of the IDRs.

F.	Net Income per Limited Partner Unit and Cash Distributions
The following table presents RMP’s calculation of net income per limited partner unit for common and subordinated limited partner units.

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
(in thousands, except per unit amounts)
Net income	$53,517	$37,615
Less: General partner interest in net income attributable to IDRs	(4,353)	(1,239)
Limited partner interest in net income	$49,164	$36,376

Net income allocable to common units	$49,164	$26,149
Net income allocable to subordinated units (1)	—	10,227
Limited partner interest in net income	$49,164	$36,376

Weighted average limited partner units outstanding - basic:
Common units	102,303	73,519
Subordinated units(1)	—	28,754
Total	102,303	102,273

Weighted average limited partner units outstanding - diluted:
Common units (2)	102,324	73,543
Subordinated units(1)	—	28,754
Total	102,324	102,297

Net income per limited partner unit - basic:
Common units	$0.48	$0.36
Subordinated units(1)	—	0.36
Total	$0.48	$0.36

Net income per limited partner unit - diluted:
Common units(2)	$0.48	$0.36
Subordinated units(1)	—	0.36
Total	$0.48	$0.36

(1)	See discussion of the conversion of the subordinated units to common units in the following section.

(2)
Diluted weighted average limited partner common units includes the effect of 20,688 units for the three months ended March 31, 2018, and 23,748 units for the three months ended March 31, 2017, in each case related to the Rice Midstream Partners LP 2014 Long-Term Incentive Plan.

Subordinated Units
Following the consummation of the Mergers, EQT indirectly owned all of RMP’s subordinated units. The principal difference between RMP’s common units and subordinated units was that, under RMP’s partnership agreement, for any quarter during the subordination period, holders of the subordinated units were not entitled to receive any distribution from operating surplus until the holders of the common units had received the minimum quarterly distribution for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units did not accrue arrearages. As a result of the declaration of RMP’s fourth quarter 2017 cash distribution, which was paid on February 14, 2018, the subordination period with respect to RMP’s 28,753,623 subordinated units expired on February 15, 2018 and all of the outstanding RMP subordinated units converted into RMP common units on a one-for-one basis on that day. For purposes of calculating net income per common and subordinated unit, the conversion of the subordinated units is deemed to have occurred on January 1, 2018. The conversion did not impact the amount of the cash distribution paid or the total number of RMP’s outstanding units representing limited partner interests.
Cash Distributions
On April 24, 2018, the Board of Directors of RMP’s general partner declared a cash distribution to RMP’s unitholders for the first quarter of 2018 of $0.3049 per common unit. The cash distribution will be paid on May 15, 2018 to unitholders of record at the close of business on May 4, 2018. Also on May 15, 2018, a cash distribution of $4.4 million will be made to GP Holdings related to its IDRs in RMP based upon the level of distribution paid per common unit. The distribution amounts to GP Holdings related to its IDRs in RMP are subject to change if RMP issues additional common units on or prior to the record date for the first quarter 2018 distribution.

G.	Financial Information by Business Segment

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
(in thousands)
Revenues from external customers (including affiliates):
Gathering	$61,501	$42,002
Water	22,963	20,748
Total operating revenues	$84,464	$62,750

Operating income:
Gathering	$44,095	$30,537
Water	11,370	10,059
Total operating income	$55,465	$40,596

Reconciliation of operating income to net income:
Net interest expense	$1,954	$2,992
Other income	6	11
Net income	$53,517	$37,615

(in thousands)	March 31, 2018	December 31, 2017
Segment assets:
Gathering	$2,725,820	$2,642,928
Water	199,890	208,331
Total assets	$2,925,710	$2,851,259

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
(in thousands)
Depreciation expense:
Gathering	$8,124	$3,270
Water	5,771	4,351
Total depreciation expense	$13,895	$7,621

Expenditures for segment assets:
Gathering	$20,940	$28,603
Water	2,375	2,780
Total expenditures for segment assets(1)	$23,315	$31,383

(1)
RMP accrues capital expenditures when work has been completed but the associated bills have not yet been paid. These accrued amounts are excluded from capital expenditures in the statements of consolidated cash flows until they are paid in a subsequent period. Accrued capital expenditures were approximately $15.2 million and $24.6 million at March 31, 2018 and December 31, 2017, respectively. Accrued capital expenditures were approximately $12.0 million and $9.1 million at March 31, 2017 and December 31, 2016, respectively.

H.	Related Party Transactions
In the ordinary course of business, RMP engages in transactions with EQT and its affiliates, including but not limited to, gathering, compression and water services agreements. For periods prior to the Mergers, related parties included Rice Energy and its subsidiaries. Following the consummation of the Mergers, related parties included EQT and its subsidiaries.
On December 22, 2014, upon completion of RMP’s initial public offering, RMP entered into an omnibus agreement with Midstream Management, Rice Energy and other affiliates (the Initial Omnibus Agreement). Pursuant to the Initial Omnibus Agreement, Rice Energy performed centralized corporate and general and administrative services for RMP, such as financial and administrative, information technology, legal, health, safety and environmental, human resources, procurement, engineering, business development, investor relations, insurance and tax. In exchange, RMP reimbursed Rice Energy for the expenses incurred in providing these services, except for any expenses associated with Rice Energy’s long-term incentive programs. On the Merger Date, in connection with the completion of the Mergers, RMP, EQT and other affiliates entered into an amended and restated omnibus agreement, with substantially the same terms as the Initial Omnibus Agreement. The expenses for which RMP reimburses EQT and its subsidiaries related to corporate and general and administrative services may not necessarily reflect the actual expenses that RMP would incur on a stand-alone basis, and RMP is unable to estimate what those expenses would be on a stand-alone basis.

I.	Subsequent Events
EQM-RMP Merger
On April 25, 2018, RMP entered into an Agreement and Plan of Merger (the Midstream Merger Agreement) with Midstream Management, EQT Midstream Partners, LP (EQM), EQT Midstream Services, LLC, the general partner of EQM (the EQM General Partner), EQM Acquisition Sub, LLC, a wholly-owned subsidiary of EQM (Merger Sub), EQM GP Acquisition Sub, LLC, a wholly-owned subsidiary of EQM (GP Merger Sub), and, solely for certain limited purposes set forth therein, EQT. Pursuant to the Midstream Merger Agreement, Merger Sub and GP Merger Sub will merge with and into RMP and Midstream Management, respectively, with RMP and Midstream Management surviving as wholly-owned subsidiaries of EQM (the Midstream Mergers). Pursuant to the Midstream Merger Agreement, each RMP common unit issued and outstanding immediately prior to the effective time of the Midstream Mergers will be converted into the right to receive 0.3319 EQM common units.
The completion of the Midstream Mergers is subject to the satisfaction or waiver of certain customary closing conditions, including, but not limited to: (i) approval of the Midstream Merger Agreement by a majority of RMP’s unitholders, (ii) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the completion of the Drop-Down Transactions (as defined below), and (iv) the completion of the IDR Transaction (as defined below). The Midstream Merger Agreement provides that, upon termination of the Midstream Merger Agreement under certain circumstances, RMP may be required pay EQM a termination fee equal to $63.4 million less any previous reimbursements by RMP. The Midstream Merger Agreement also provides that, upon termination of the Midstream Merger Agreement under certain circumstances, EQM may be required to reimburse RMP’s expenses up to $5 million, and RMP may be required to reimburse EQM’s expenses up to $5 million. As a result of the Midstream Mergers, RMP’s common units will no longer be publicly traded. RMP expects to complete the Midstream Mergers during the third quarter of 2018.
RMP IDR Purchase and Sale Agreement
On April 25, 2018, EQT, GP Holdings and EQT GP Holdings, LP (EQGP) entered into an Incentive Distribution Rights Purchase and Sale Agreement pursuant to which EQGP will acquire all of the issued and outstanding RMP IDRs in exchange for 36,293,766 EQGP common units (the IDR Transaction). If the unit consideration is issued and the Midstream Mergers are not consummated on or prior to December 31, 2018 or the Midstream Merger Agreement is earlier terminated, 8,539,710 of the EQGP common units issued to EQT will be cancelled and EQT will pay to EQGP an amount in cash equal to the aggregate amount of any distributions paid by EQGP to EQT related to the forfeited EQGP common units. The completion of the IDR Transaction is subject to certain customary closing conditions. Pursuant to the terms of the Midstream Merger Agreement, the RMP IDRs will be cancelled effective at the time of the Midstream Mergers.
Drop-Down Transactions and Gulfport Transaction
On April 25, 2018, EQT, Rice Midstream Holdings LLC, a wholly-owned subsidiary of EQT, EQM and EQM Gathering Holdings, LLC, a wholly-owned subsidiary of EQM (EQM Gathering), entered into a Contribution and Sale Agreement (the Drop-Down Agreement) pursuant to which EQM Gathering will acquire, in one or more transactions, from EQT all of EQT’s interests in Rice Olympus Midstream LLC, Rice West Virginia Midstream LLC and Strike Force Midstream Holdings LLC (Strike Force Holdings) in exchange for an aggregate of 5,889,282 EQM common units and aggregate cash consideration of $1.15 billion, subject to customary post-closing purchase price adjustments (collectively, the Drop-Down Transactions). Strike Force Holdings owns a 75% limited liability company interest in Strike Force Midstream LLC (Strike Force Midstream). The completion of the Drop-Down Transactions is subject to certain customary closing conditions.
Also on April 25, 2018, EQM, EQM Gathering, Gulfport Energy Corporation (Gulfport) and an affiliate of Gulfport entered into a Purchase and Sale Agreement pursuant to which EQM will acquire the remaining 25% limited liability company interest in Strike Force Midstream not owned by EQT for $175 million (the Gulfport Transaction). The completion of the Gulfport Transaction is subject to certain customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report.
Cautionary Statement Regarding Forward-Looking Statements
Disclosures in this Quarterly Report contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report include the matters discussed in the section captioned “Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the expectations of plans, strategies, objectives, and growth and anticipated financial and operational performance of RMP and its subsidiaries, including guidance regarding RMP’s gathering and water services revenue and volume growth; infrastructure programs (including the timing, cost, capacity and sources of funding with respect to gathering and water services expansion projects); whether any of EQM’s merger with RMP, EQM’s acquisition of the Rice Energy retained midstream assets from EQT, and EQGP’s acquisition of all of the outstanding RMP IDRs from EQT (collectively, the Midstream Streamlining Transactions) will be completed and the timing of each transaction or transactions; the ability to obtain the requisite approvals from RMP’s unitholders pertaining to the proposed merger of RMP and EQM; the risk that RMP or EQM may be unable to obtain governmental and regulatory approvals required for the merger or required governmental and regulatory approvals may delay the merger or result in the imposition of conditions that could cause the parties to abandon the merger; the risk that a condition to closing of the merger may not be satisfied; the possible diversion of management’s time on issues related to the merger; the impact and outcome of pending and future litigation, including litigation, if any, relating to the merger; the timing of the proposed separation of EQT’s production and midstream businesses and the parties’ ability to complete the separation; natural gas production growth in RMP’s operating areas for EQT and third parties; the amount and timing of distributions, including expected increases; the amounts and timing of projected operating and capital expenditures; the impact of commodity prices on RMP’s businesses; liquidity and financing requirements, including sources and availability; the effects of government regulation and litigation; and tax position. The forward-looking statements included in this Quarterly Report involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. RMP has based these forward-looking statements on current expectations and assumptions about future events. While RMP considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and are beyond RMP’s control. The risks and uncertainties that may affect the operations, performance and results of RMP’s business and forward-looking statements include, but are not limited to, those set forth under Item 1A, “Risk Factors” in RMP’s Annual Report on Form 10-K for the year ended December 31, 2017, as updated by Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
Any forward-looking statement speaks only as of the date on which such statement is made and RMP does not intend to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise.
In reviewing any agreements incorporated by reference in or filed with this Quarterly Report, please remember that such agreements are included to provide information regarding the terms of such agreements and are not intended to provide any other factual or disclosure information about RMP. The agreements may contain representations and warranties by RMP, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties to such agreements should those statements prove to be inaccurate. The representations and warranties were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments. Accordingly, these representations and warranties alone may not describe the actual state of affairs of RMP or RMP’s affiliates as of the date they were made or at any other time.
Executive Overview
RMP reported net income of $53.5 million in the three months ended March 31, 2018 compared with $37.6 million in the three months ended March 31, 2017. The increase primarily resulted from higher revenues from both gathering and water services, partially offset by an increase in operating expenses consistent with the growth of the business.
RMP declared a cash distribution to its unitholders of $0.3049 per unit on April 24, 2018, which was 5% higher than the fourth quarter 2017 distribution of $0.2917 per unit and 17% higher than the first quarter 2017 distribution of $0.2608 per unit.

Business Segment Results of Operations
Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and is subject to evaluation by the chief operating decision maker in deciding how to allocate resources. Net interest expense and other income are managed on a consolidated basis. RMP presented each segment's operating income and various operational measures in the following sections. Management believes that the presentation of this information provides useful information to management and investors regarding the financial condition, results of operations and trends of segments. RMP has reconciled each segment's operating income to its consolidated operating income and net income in Note G to the consolidated financial statements.
GATHERING SEGMENT

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
			Change (%)
Operating data: (BBtu/d)
Gathering volumes	1,697	1,235	37%
Compression volumes	1,248	826	51%

Statement of income data: (in thousands)
Operating revenues:
Gathering revenues	$52,730	$36,220	46%
Compression revenues	8,771	5,782	52%
Total operating revenues	61,501	42,002	46%

Operating expenses:
Operation and maintenance expense	3,189	2,842	12%
General and administrative expense	6,093	4,951	23%
Depreciation expense	8,124	3,270	148%
Amortization of intangible assets	—	402	(100)%
Total operating expenses	17,406	11,465	52%

Operating income	$44,095	$30,537	44%
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Gathering segment revenue increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2018 as a result of a 37% and 51% increase in gathering and compression throughput, respectively, driven by development in the Marcellus Shale.
Operating expenses increased by $5.9 million for the three months ended March 31, 2018 compared to three months ended March 31, 2017. Operation and maintenance and general and administrative expenses increased consistent with the growth in the business. The increase in depreciation expense resulted from an increase in RMP’s asset base following its election to apply pushdown accounting as a result of the Mergers, as well as additional assets placed in-service during the first quarter of 2018. Depreciation expense also increased as a result of the change to EQT’s depreciation policies following the Mergers. Effective as of the Merger Date, RMP estimates gathering pipelines to have useful lives ranging from 20 years to 65 years and compression equipment to have useful lives ranging from 20 years to 50 years. Prior to the Mergers, RMP estimated the useful life of gathering and compression assets to be 60 years.

WATER SEGMENT

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
			Change (%)
Operating data: (in MMgal)
Water services volumes	434	365	19%

Statement of income data: (in thousands)
Water services revenues	$22,963	$20,748	11%

Operating expenses:
Operation and maintenance expense	4,711	5,450	(14)%
General and administrative expense	1,111	888	25%
Depreciation expense	5,771	4,351	33%
Total operating expenses	11,593	10,689	8%

Operating income	$11,370	$10,059	13%
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Operating revenues increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2018 primarily as a result of a 19% increase in fresh water distribution volumes associated with timing of well completions activities.
Operating expenses increased by $0.9 million, or 8%, for the three months ended March 31, 2018 compared to three months ended March 31, 2017. Operation and maintenance expense decreased primarily due to a decrease in variable water costs. General and administrative expenses increased primarily as a result of higher personnel costs. The increase in depreciation expense resulted from an increase in RMP’s asset base following its election to apply pushdown accounting as a result of the Mergers, as well as additional assets placed in-service during the first quarter of 2018.
Other Income Statement Items
Net interest expense decreased by $1.0 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily driven by higher capitalized interest in the first quarter of 2018 compared to the first quarter of 2017.
Non-GAAP Financial Measures
Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of RMP’s consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	the financial performance of RMP’s assets, without regard to financing methods, capital structure or historical cost basis;

•
RMP’s operating performance and return on capital as compared to other companies in the midstream energy sector, without regard to historical cost basis or, in the case of adjusted EBITDA, financing or capital structure;

•	RMP’s ability to incur and service debt and fund capital expenditures;

•	the ability of RMP’s assets to generate sufficient cash flow to make distributions to RMP’s unitholders; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
RMP believes that adjusted EBITDA and distributable cash flow provide useful information to investors in assessing its financial condition and results of operations. Adjusted EBITDA and distributable cash flow should not be considered as alternatives to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. Additionally, because adjusted EBITDA and distributable cash flow may be defined differently by other companies in RMP’s industry, RMP’s adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing the utility of the measures. Distributable cash flow should not be viewed as indicative of the actual amount of cash that RMP has available for distributions from operating surplus or that RMP plans to distribute.
Reconciliation of Non-GAAP Financial Measures
The following table presents a reconciliation of the non-GAAP financial measures of adjusted EBITDA and distributable cash flow to the most directly comparable GAAP financial measures of net income and net cash provided by operating activities.

	Successor	Predecessor
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
(in thousands)
Net income	$53,517	$37,615
Net interest expense	1,954	2,992
Depreciation expense	13,895	7,621
Amortization of intangible assets	—	402
Non-cash compensation expense	168	132
Adjusted EBITDA	$69,534	$48,762
Less:
Net interest expense, excluding amortization of deferred financing costs	(1,954)	(1,943)
Capitalized interest	(1,282)	—
Estimated maintenance capital expenditures	(5,500)	(4,375)
Distributable cash flow	$60,798	$42,444

Net cash provided by operating activities	$62,536	$46,209
Capitalized interest	(1,282)	—
Estimated maintenance capital expenditures	(5,500)	(4,375)
Changes in operating assets and liabilities	5,044	610
Distributable cash flow	$60,798	$42,444
See “Executive Overview” for a discussion of RMP’s net income, the GAAP financial measure most directly comparable to adjusted EBITDA. RMP’s adjusted EBITDA increased by $20.8 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily as a result of higher operating income on increased revenues driven by production development in the Marcellus Shale.
Net cash provided by operating activities, the GAAP financial measure most directly comparable to distributable cash flow, increased by $16.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as discussed in “Capital Resources and Liquidity.” Distributable cash flow increased by $18.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 mainly attributable to the increase in RMP’s adjusted EBITDA.
Outlook
On February 21, 2018, EQT announced that its board of directors unanimously approved a plan to separate its upstream and midstream businesses, creating a standalone publicly traded corporation (NewCo) that will focus on midstream operations. NewCo will own the midstream interests held by EQT. The separation is expected to be completed by the end of the third quarter 2018. See Note I to the consolidated financial statements for discussion of the Midstream Streamlining Transactions.
RMP’s principal business objective is to increase the quarterly cash distributions that it pays to its unitholders over time while ensuring the ongoing growth of its business. RMP believes that it is positioned to achieve growth based on the low development cost, consistently high production volumes and access to multiple takeaway pipelines of the Marcellus Shale. RMP’s assets are sized to accommodate projected future production growth of EQT and third parties in its areas of operation. However, RMP’s ability to grow depends, in part, on its ability to make acquisitions or attract additional volumes that increase its cash generated from operations on a per unit basis. Prior to the Mergers, the acquisition component of RMP’s strategy was based, in large part, on its ability to acquire midstream energy assets from industry participants, including Rice Energy. The streamlining transactions announced by EQT could impair RMP’s access to future midstream assets and/or organic growth projects and the willingness of EQT to offer RMP acquisition opportunities in the future.
Capital Resources and Liquidity
RMP’s principal liquidity requirements are to finance its operations, fund capital expenditures, make cash distributions and satisfy any indebtedness obligations. RMP’s ability to meet these liquidity requirements will depend on its ability to generate cash in the future as well as its ability to raise capital in banking, capital and/or other markets. RMP’s available sources of liquidity include cash generated from operations, borrowing under its revolving credit facility, cash on hand, debt offerings and issuances of additional RMP partnership units.
Cash Flow Provided by Operating Activities
Net cash provided by operating activities was $62.5 million for the three months ended March 31, 2018 compared to $46.2 million for the three months ended March 31, 2017. The increase was primarily driven by higher operating income for which contributing factors are discussed in the “Executive Overview” and "Business Segment Results of Operations" sections herein and the timing of working capital payments between the two periods.
Cash Flow Used in Investing Activities
Cash flows used in investing activities totaled $32.7 million and $28.5 million for the three months ended March 31, 2018 and 2017, respectively. Capital expenditures for the gathering segment were $28.7 million and $26.6 million for the three months ended March 31, 2018 and 2017, respectively. Capital expenditures for the water segment were $4.0 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively. The increase period-over-period was primarily attributable to timing of the build-out of RMP’s compression and gathering systems.
Cash Flow Used in Financing Activities
Net cash provided by financing activities totaled $6.2 million for the three months ended March 31, 2018 compared to net cash used in financing activities of $26.5 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, the primary source of financing cash flows was net borrowings on RMP’s revolving credit facility and the primary use of financing cash flows was distributions paid to unitholders. For the three months ended March 31, 2017, the primary use of financing cash flows was distributions paid to unitholders.
Capital Requirements
In 2018, RMP plans to invest $260 million, $215 million on gathering system infrastructure and $45 million on water infrastructure. RMP’s future expansion capital expenditures may vary significantly from period to period based on available investment opportunities. RMP expects its future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash distributions to its partners will be funded from cash flows internally generated from its operations. RMP’s growth or expansion capital expenditures will be funded by borrowings under its revolving credit facility or from potential capital market transactions.
Revolving Credit Facility Borrowings
See Note D to the consolidated financial statements for discussion of RMP’s revolving credit facility.
The ATM Program
As of April 26, 2018, RMP had approximately $83.7 million in remaining capacity under the ATM Program.
Distributions
See Note F to the consolidated financial statements for discussion of distributions.
Commitments and Contingencies
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against RMP. While the amounts claimed may be substantial, RMP is unable to predict with certainty the ultimate outcome of such claims and proceedings. RMP accrues legal and other direct costs related to loss contingencies when actually incurred. RMP has established reserves it believes to be appropriate for pending matters and, after consultation with counsel and giving appropriate consideration to available insurance, RMP believes that the ultimate outcome of any matter currently pending against RMP will not materially affect its business, financial condition, results of operations, liquidity or ability to make distributions.
Critical Accounting Policies and Estimates
RMP’s critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Estimates” in its Annual Report on Form 10-K for the year ended December 31, 2017. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in the notes to RMP’s consolidated financial statements contained in this Quarterly Report. The application of RMP’s critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments. Different amounts could be reported using different assumptions and estimates.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
RMP’s gathering agreements with EQT provide for volume based fixed price per unit structures. To the extent that RMP’s future contractual arrangements with EQT or third parties do not provide for fixed price per unit structures, RMP may become subject to commodity price risk. As RMP does not take ownership of the natural gas it gathers, RMP generally does not have direct exposure to fluctuations in commodity prices. However, RMP’s business is dependent on the continued availability of natural gas production and reserves in its areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by RMP’s gathering and water assets. Lower regional natural gas prices could cause producers to determine in the future that drilling activities in areas outside of RMP’s current areas of operation are strategically more attractive to them. EQT, or third-party customers on RMP’s systems, may reduce capital spending in the future based on commodity prices or other factors. Unless RMP is successful in attracting and retaining unaffiliated third-party customers, its ability to maintain or increase the gathering and water services volumes on its systems will be dependent on receiving consistent or increasing commitments from EQT. While certain EQT subsidiaries and affiliates have dedicated acreage to RMP under long-term contracts, those EQT subsidiaries and affiliates may determine in the future that drilling in RMP’s areas of operations does not provide an adequate return or that drilling in areas outside of RMP’s current areas of operations, including areas serviced by EQM, is strategically more attractive to them. These EQT subsidiaries and affiliates are under no contractual obligation to continue to develop its acreage dedicated to RMP. Please read “Risks Related to Our Business—Our exposure to commodity price risk may change over time.” in Item 1A, “Risk Factors” in RMP’s Annual Report on Form 10-K for the year ended December 31, 2017.
Interest Rate Risk
RMP’s primary interest rate risk exposure results from its revolving credit facility, which has a floating interest rate. The annual weighted average interest rate incurred on RMP’s revolving credit facility during the three months ended March 31, 2018 was approximately 3.6%. A 1.0% increase in each of the applicable average interest rates during the three months ended March 31, 2018 would have resulted in a $0.8 million increase in interest expense for that period.
As of March 31, 2018, RMP did not have any derivatives in place to mitigate the effects of interest rate risk. RMP may implement an interest rate hedging strategy in the future.
Please see Note D to the consolidated financial statements included in this Quarterly Report for additional information.
Credit Risk
RMP is dependent on EQT as its most significant customer, and RMP expects to derive a substantial majority of its revenues from EQT for the foreseeable future. As a result, any event, whether in RMP’s dedicated areas or otherwise, that adversely affects EQT’s production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect RMP’s revenues and cash available for distribution.
Further, RMP is subject to the risk of non-payment or non-performance by EQT, including with respect to its gathering and water agreements. RMP cannot predict the extent to which EQT’s business would be impacted if conditions in the energy industry were to deteriorate, nor can RMP estimate the impact such conditions would have on EQT’s ability to execute its drilling and development program or to perform under its agreements with RMP. As of March 31, 2018, EQT’s public senior debt had an investment grade credit rating. Any material non-payment or non-performance by EQT could reduce RMP’s ability to make distributions to its unitholders. Please read “Risks Related to Our Business—Because a substantial majority of our revenue currently is, and over the long term is expected to be, derived from EQT, any development that materially and adversely affects EQT’s operations, financial condition or market reputation could have a material and adverse impact on us.” in Item 1A, “Risk Factors” in RMP’s 2017 Annual Report on Form 10-K.
RMP manages credit risk of sales to third parties by limiting dealings to those third parties meeting specified criteria for credit and liquidity strength and by actively monitoring these accounts. RMP may request a letter of credit, guarantee, performance bond or other credit enhancement from a third party in order for that third party to meet RMP’s credit criteria. RMP did not experience any significant defaults on accounts receivable for the three months ended March 31, 2018 and 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management of Midstream Management, including Midstream Management’s Principal Executive Officer and Principal Financial Officer, an evaluation of RMP’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) was conducted as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer of Midstream Management concluded that RMP’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
During the first quarter of 2018, RMP made certain changes to its internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) in connection with the integration of EQT’s midstream businesses following the Mergers, including new and updated procedures related to integration of existing financial and operation information into EQT’s systems and changes in the accounting and reporting professionals with responsibilities over RMP’s internal control over financial reporting. Except for these changes, there were no changes in internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, RMP’s internal control over financial reporting. RMP will continue to evaluate and monitor its internal controls to appropriately manage the risks as integration activities continue.

PART II
Item 1. Legal Proceedings
In the ordinary course of business, various legal and regulatory claims and proceedings are pending or threatened against RMP. While the amounts claimed may be substantial, RMP is unable to predict with certainty the ultimate outcome of such claims and proceedings. RMP accrues legal and other direct costs related to loss contingencies when actually incurred. RMP has established reserves it believes to be appropriate for pending matters and, after consultation with counsel and giving appropriate consideration to available insurance, RMP believes that the ultimate outcome of any matter currently pending against it will not materially affect RMP’s business, financial condition, results of operations, liquidity or ability to make distributions.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in RMP’s Annual Report on Form 10-K for the year ended December 31, 2017 other than the risks described below related to the pending Midstream Streamlining Transactions and the pending separation of EQT’s upstream and midstream businesses.
The pending Midstream Streamlining Transactions are subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete these transactions could have a material and adverse effect on us and, even if completed, these transactions may not achieve some or all of the anticipated benefits.
On April 26, 2018, we, together with EQM and EQGP, announced the Midstream Streamlining Transactions. Completion of the Midstream Streamlining Transactions is subject to a number of conditions set forth in the agreements governing these transactions, including, in the case of EQM’s acquisition of us, approval by a majority of our unitholders, which make the completion and timing of the transactions uncertain. If the Midstream Streamlining Transactions are not completed, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having completed the transactions, we will be subject to a number of risks, including the following:

•	we will be required to pay our costs relating to the transactions, such as legal, accounting and financial advisory expenses, whether or not the transactions are completed;

•	time and resources committed by our management to matters relating to the transactions could otherwise have been devoted to pursuing other beneficial opportunities; and

•	the market price of our common units could decline to the extent that the current market price reflects a market assumption that the transactions will be completed.
In addition, even if completed, there can be no assurance that our combination with EQM will deliver the strategic, financial and operational benefits anticipated by us.
The proposed separation of EQT’s production and midstream businesses into two independent publicly-traded companies and/or the Midstream Streamlining Transactions may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.
On February 21, 2018, EQT announced plans to separate its production and midstream businesses into two independent publicly-traded companies. Uncertainty related to the proposed separation and/or Midstream Streamlining Transactions may lead customers and other parties with which we currently do business or may do business in the future to terminate or attempt to negotiate changes in existing business relationships, or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our business, financial condition, results of operations and prospects. The effect of such disruptions could be exacerbated by any delays in the completion of the separation and/or Midstream Streamlining Transactions.

Item 6. Exhibits

Exhibit Number	Exhibit
2.1
Agreement and Plan of Merger, dated as of April 25, 2018, by and among EQT Midstream Partners, LP, EQT Midstream Services, LLC, EQM Acquisition Sub, LLC, EQM GP Acquisition Sub, LLC, Rice Midstream Partners LP, Rice Midstream Management LLC and, solely for purposes of certain provisions therein, EQT Corporation (incorporated by reference to Exhibit 2.1 of RMP’s Current Report on Form 8-K (File No. 001-36789) filed with the Commission on April 26, 2018). Rice Midstream Partners LP will furnish supplementally a copy of any omitted schedule and similar attachment to the Commission upon request.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICE MIDSTREAM PARTNERS LP

Date:	April 26, 2018	By:	Rice Midstream Management LLC, its General Partner
		By:	/s/ Robert J. McNally
Robert J. McNally
Senior Vice President and Chief Financial Officer